Form 10-Q
period 1996-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 1996-05-07
CIK 895239

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                            Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-55806


               DEAN WITTER WORLD CURRENCY FUND L.P.

    (Exact name of registrant as specified in its charter)


          Delaware                                     13-3700691
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.               10048
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No

                 DEAN WITTER WORLD CURRENCY FUND L.P.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

                           March 31, 1995


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         March 31, 1996 (Unaudited) and December 31, 1995...........2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited) .......................3

         Statements of Changes in Partners' Capital for
         the Quarters Ended March 31, 1996 and 1995
         (Unaudited).................................................4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited).........................5

         Notes to Financial Statements (Unaudited)................6-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.........................................11-14


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................      15

                  DEAN WITTER WORLD CURRENCY FUND L.P.
                   STATEMENTS OF FINANCIAL CONDITION


                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            29,208,895               31,916,332
   Net unrealized loss on open contracts                             (166,268)                (634,569)
   Net option premiums                                                773,487                  195,738

   Total Trading Equity                                            29,816,114               31,477,501


   Interest receivable (DWR)                                          100,141                  113,878

   Total Assets                                                    29,916,255               31,591,379


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                544,499                  905,887
   Accrued management fees                                             74,690                   78,670
   Accrued brokerage commissions                                       13,212                   12,384
   Accrued administrative expenses                                     12,580                   97,297
   Accrued transaction fees and costs                                     760                      619

   Total Liabilities                                                  645,741                1,094,857


Partners' Capital

   Limited Partners (44,715.142 and
    47,100.857 Units, respectively)                                28,500,865               29,734,237
   General Partner (1,207.506 Units)                                  769,649                  762,285

   Total Partners' Capital                                         29,270,514               30,496,522

   Total Liabilities and Partners' Capital                         29,916,255               31,591,379


NET ASSET VALUE PER UNIT                                               637.39                   631.29

             The accompanying footnotes are an integral part
                      of these financial statements.

                    DEAN WITTER WORLD CURRENCY FUND L.P.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)



                                                                For the Quarters Ended March 31,
                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit:
        Realized                                                    118,505                345,034
        Net change in unrealized                                    468,301              5,568,875

          Total Trading Results                                     586,806              5,913,909

        Interest Income (DWR)                                       305,303                528,954

          Total Revenues                                            892,109              6,442,863


EXPENSES

        Brokerage commissions (DWR)                                 281,111                824,016
        Management fees                                             234,967                352,263
        Administrative expenses                                      19,852                 27,000
        Transaction fees and costs                                   18,412                147,595

          Total Expenses                                            554,342              1,350,874

NET INCOME                                                          337,767              5,091,989


NET INCOME ALLOCATION

        Limited Partners                                            330,403              5,005,631
        General Partner                                               7,364                 86,358


NET INCOME PER UNIT

        Limited Partners                                               6.10                  71.51
        General Partner                                                6.10                  71.51


                      The accompanying footnotes are an integral part
                                of these financial statements.

                     DEAN WITTER WORLD CURRENCY FUND L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                           76,563.617     $46,629,315        $747,188      $47,376,503

Net Income                                       -             5,005,631         86,358         5,091,989

Redemptions                                  (6,041.674)      (3,786,934)               -      (3,786,934)

Partners' Capital
  March 31, 1995                             70,521.943      $47,848,012        $833,546      $48,681,558





Partners' Capital
  December 31, 1995                          48,308.363       $29,734,237        $762,285      $30,496,522

Net Income                                            -           330,403           7,364          337,767

Redemptions                                  (2,385.715)       (1,563,775)              -       (1,563,775)

Partners' Capital
  March 31, 1996                             45,922.648       $28,500,865        $769,649      $29,270,514







                The accompanying footnotes are an integral part
                        of these financial statements.


                    DEAN WITTER WORLD CURRENCY FUND
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)




                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                     337,767               5,091,989
   Noncash item included in net income:
        Net change in unrealized                                 (468,301)             (5,568,875)

   (Increase) decrease in operating assets:
        Net option premiums                                      (577,749)                803,950
        Interest receivable from DWR                               13,737                  21,631
        Receivable from DWR                                             -                (922,192)

   Increase (decrease) in operating liabilities:
        Accrued management fees                                    (3,980)                  1,265
        Accrued brokerage commissions (DWR)                           828                       -
        Accrued administrative expenses                           (84,717)                (48,525)
        Accrued transaction fees and costs                            141                       -

   Net cash used for operating activities                        (782,274)               (620,757)


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease in redemptions payable                               (361,388)               (814,071)
   Redemptions of units                                        (1,563,775)             (3,786,934)

   Net cash used for financing activities                      (1,925,163)             (4,601,005)


   Net decrease in cash                                        (2,707,437)             (5,221,762)

   Balance at beginning of period                              31,916,332              50,685,551

   Balance at end of period                                    29,208,895              45,463,789



                               The accompanying footnotes are an integral part
                                       of these financial statements.


                   DEAN WITTER WORLD CURRENCY FUND L.P.
                       NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and the condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation (the "General Partner"). The General Partner has retained John W. Henry & Co., Inc. and Millburn Ridgefield Corporation as the trading advisors of the Partnership. Both the General Partner and the commodity broker, Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.

                DEAN WITTER WORLD CURRENCY FUND L.P.
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Equity in Commodity Futures Trading Accounts" - The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at Dean Witter Reynolds Inc. ("DWR") DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts and options premiums paid or received. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.


3.  Financial Instruments
The Partnership trades futures contracts, forward contracts, options on futures contracts and related instruments in currencies. Futures and forwards represents contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:

                                                      Contract or
                                                    Notional Amount
                                                          $
Exchange-Traded Contracts
Financial Futures Contracts
   Commitments to Purchase                            34,238,000
   Commitments to Sell                                39,783,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                           129,864,000
   Commitments to Sell                               134,519,000


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized loss on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $166,268 at March 31, 1996. Of this amount, $352,898 related to exchange-traded futures contracts and $(519,166) related to off-exchange-traded forward currency contracts.

               DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through September 1996. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through June 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gains on all open futures contracts which funds totaled $29,561,793 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With

               DEAN WITTER WORLD CURRENCY FUND L.P.
             NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



respect to those off-exchange-traded forward currency contracts,the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:


                                           Assets      Liabilities
                                             $              $

Exchange-Traded Financial
 Futures Contracts                       23,642,000     43,102,000
Off-Exchange-Traded Forward
 Currency Contracts                     126,488,000    141,073,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading revenues including interest income were $892,109. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in this currency only Fund during January as the value of the Japanese yen moved lower in relation to the U.S. dollar. As a result, the Partnership's previously established short yen positions profited. Significant gains were also recorded from short positions in the Swiss franc, German mark and British pound as the value of these currencies also moved lower during the month. In February, the previous downward move in the value of the Japanese yen and most major European currencies failed to continue and a sharp increase in value followed. As a result, losses were recorded from transactions involving the Japanese yen, German mark and both Swiss and French francs. The value of most major European currencies continued to move slightly higher during March resulting in additional losses for the Partnership's short European currency positions. However, the losses recorded during March were offset by trading gains recorded from short Japanese yen positions and long Australian dollar positions as the value of the yen moved lower, while the value of the Australian dollar moved higher in relation to other world currencies. Total expenses for the period were $554,342, generating net income of $337,767. The value of an individual Unit in the Partnership increased from $631.29 at December 31, 1995 to $637.39 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $6,442,863. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in this currency only Fund during February and March as a result of the increased value of major European currencies and the Japanese yen versus the U.S. and Canadian dollars. The majority of these gains were recorded in March from long outright positions of the Japanese yen, German mark and Swiss franc versus the U.S. dollar and from crossrate trades of these same currencies versus the Canadian dollar. Smaller trading losses during January from transactions involving the U.S. dollar versus the Japanese yen offset a portion of gains for the first quarter. Total expenses for the period were $1,350,874, generating net income of $5,091,989. The value of an individual Unit in the Partnership increased from $618.79 at December 31, 1994 to $690.30 at March 31, 1995.

           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

              A)    Exhibits.

                    None.

              B)    Reports on Form 8-K. - None.

                                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                Dean Witter World Currency
                                     Fund L.P.
                                     (Registrant)

                                By: Demeter Management Corporation
                                    (General Partner)

May 7, 1996                     By: /s/ Patti L. Behnke
                                        Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.