Form 10-Q
period 1996-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 1996-08-12
CIK 895239

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

Yes     X                         No

                    DEAN WITTER WORLD CURRENCY FUND

                INDEX TO QUARTERLY REPORT ON FORM 10-Q

                              June 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition
         June 30, 1996 (Unaudited) and December 31, 1995..........2

         Statements of Operations for the Quarters Ended
         June 30, 1996 and 1995 (Unaudited).......................3

         Statements of Operations for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited).......................4

         Statements of Changes in Partners' Capital for
         the Six Months Ended June 30, 1996 and 1995
         (Unaudited)..............................................5

         Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited).......................6

         Notes to Financial Statements (Unaudited).............7-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations........................................11-15

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................    16

                                    DEAN WITTER WORLD CURRENCY FUND L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            28,068,461               31,916,332
   Net unrealized gain (loss) on open contracts                     1,149,268                 (634,569)
   Net option premiums                                                725,925                  195,738

   Total Trading Equity                                            29,943,654               31,477,501


   Interest receivable (DWR)                                           99,006                  113,878

   Total Assets                                                    30,042,660               31,591,379


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                659,509                  905,887
   Accrued management fees                                             74,952                   78,670
   Accrued administrative expenses                                     31,559                   97,297
   Accrued brokerage commissions (DWR)                                 16,560                   12,384
   Accrued transaction fees and costs                                     828                      619

   Total Liabilities                                                  783,408                1,094,857


Partners' Capital

   Limited Partners (41,894.354 and
    47,100.837 Units, respectively)                               28,439,549                29,734,237
   General Partner (1,207.506 Units)                                 819,703                   762,285

   Total Partners' Capital                                        29,259,252                30,496,522

   Total Liabilities and Partners' Capital                        30,042,660                31,591,379


NET ASSET VALUE PER UNIT                                              678.84                    631.29


                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                     DEAN WITTER WORLD CURRENCY FUND L.P.
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)



                                                                 For the Quarters Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                  844,154               (1,497,373)
        Net change in unrealized                                1,315,536               (3,393,214)

          Total Trading Results                                 2,159,690               (4,890,587)

        Interest Income (DWR)                                     299,628                  479,950

          Total Revenues                                        2,459,318               (4,410,637)


EXPENSES

        Brokerage commissions (DWR)                               307,269                  438,697
        Management fees                                           227,397                  330,433
        Administrative expenses                                    18,980                   26,866
        Transaction fees and costs                                 18,295                   92,443

          Total Expenses                                          571,941                  888,439

NET INCOME (LOSS)                                               1,887,377               (5,299,076)


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                        1,837,323               (5,206,300)
        General Partner                                            50,054                  (92,776)


NET INCOME (LOSS) PER UNIT

        Limited Partners                                            41.45                   (76.83)
        General Partner                                             41.45                   (76.83)


                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                    DEAN WITTER WORLD CURRENCY FUND L.P.
                                          STATEMENTS OF OPERATIONS
                                              (Unaudited)



                                                                For the Six Months Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                  962,658               (1,152,337)
        Net change in unrealized                                1,783,837                2,175,660

          Total Trading Results                                 2,746,495                1,023,323

        Interest Income (DWR)                                     604,932                1,008,904

          Total Revenues                                        3,351,427                2,032,227


EXPENSES

        Brokerage commissions (DWR)                               588,381                1,262,713
        Management fees                                           462,364                  682,696
        Administrative expenses                                    38,831                   53,866
        Transaction fees and costs                                 36,707                  240,039

          Total Expenses                                        1,126,283                2,239,314

NET INCOME (LOSS)                                               2,225,144                 (207,087)


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                        2,167,726                 (200,669)
        General Partner                                            57,418                   (6,418)


NET INCOME (LOSS) PER UNIT

        Limited Partners                                            47.55                    (5.32)
        General Partner                                             47.55                    (5.32)



                               The accompanying footnotes are an integral part
                                       of these financial statements.


                                    DEAN WITTER WORLD CURRENCY FUND L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the Six Months Ended June 30, 1996 and 1995
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                          76,563.617       $46,629,315        $747,188      $47,376,503

Net Loss                                              -          (200,669)         (6,418)        (207,087)

Redemptions                                 (11,003.372)       (6,950,115)              -       (6,950,115)

Partners' Capital
  June 30, 1995                              65,560.245       $39,478,531        $740,770      $40,219,301




Partners' Capital
  December 31, 1995                          48,308.363       $29,734,237        $762,285      $30,496,522

Net Income                                            -         2,167,726          57,418        2,225,144

Redemptions                                  (5,206.503)       (3,462,414)              -       (3,462,414)

Partners' Capital
  June 30, 1996                              43,101.860       $28,439,549        $819,703      $29,259,252






                    The accompanying footnotes are an integral part
                           of these financial statements.



                                      DEAN WITTER WORLD CURRENCY FUND
                                          STATEMENTS OF CASH FLOWS
                                               (Unaudited)




                                                                For the Six Months Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            2,225,144                (207,087)
   Noncash item included in net income (loss):
        Net change in unrealized                               (1,783,837)             (2,175,660)

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                  14,872                 (62,182)
        Net option premiums                                      (530,187)                803,950
        Receivable from DWR                                             -                 200,640

   Increase (decrease) in operating liabilities:
        Accrued management fees                                    (3,718)                (20,890)
        Accrued administrative expenses                           (65,738)                (21,659)
        Accrued brokerage commissions (DWR)                         4,176                   5,400
        Accrued transaction fees and costs                            209                     270

   Net cash used for operating activities                        (139,079)             (1,477,218)


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease in redemptions payable                               (246,378)             (1,178,270)
   Redemptions of units                                        (3,462,414)             (6,950,115)

   Net cash used for financing activities                      (3,708,792)             (8,128,385)


   Net decrease in cash                                        (3,847,871)             (9,605,603)

   Balance at beginning of period                              31,916,332              50,685,551

   Balance at end of period                                    28,068,461              41,079,948




                               The accompanying footnotes are an integral part
                                       of these financial statements.

                DEAN WITTER WORLD CURRENCY FUND L.P.
                   NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Through May 31, 1995 the General Partner retained CCA Capital Management Inc, Ezra Zask Associates Inc. and Millburn Ridgefield Corporation ("Millburn") as the trading advisors of the Partnership. Effective June 1, 1995, the trading advisors for the Partnership are John W. Henry & Co., Inc. and Millburn. Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

                DEAN WITTER WORLD CURRENCY FUND L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.  Financial Instruments
The Partnership trades futures contracts, forward contracts, options on futures contracts and related instruments in currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                              $
Exchange Traded Contracts
 Financial Futures:
   Commitments to Purchase                52,897,000
   Commitments to Sell                    33,086,000
Off Exchange Traded Forward
 Currency Contracts
   Commitments to Purchase               133,001,000
   Commitments to Sell                   130,747,000



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                  DEAN WITTER WORLD CURRENCY FUND L.P.
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,149,268 at June 30, 1996. Of this amount, $571,417 related to exchange-traded futures contracts and $577,851 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through September 1996. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 matured through September 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded-futures and options contracts, is required pursuant to regulations

                 DEAN WITTER WORLD CURRENCY FUND L.P.
              NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures contracts which totaled $28,639,878 at June 30, 1996. With respect to the Partnership's exchange-traded-forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                        Assets      Liabilities
                                          $            $
Exchange-Traded Contracts
  Financial Futures                   34,801,000    39,636,000
Off-Exchange-Traded Forward
 Currency Contracts                  142,258,000   161,369,000


4.  Subsequent Event
Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership will be capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

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

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $2,459,318. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in this currency-only Fund during April as the value of the German mark and Swiss franc moved lower versus the U.S. dollar and other world currencies. As a result, gains were recorded from short German mark and Swiss franc positions. Short Swiss franc positions also profited during May and June as its value continued to move lower versus the U.S. dollar. Additional gains were recorded during June from short Japanese yen positions as the value of the yen moved lower relative to the U.S. dollar. Smaller gains were recorded from long British pound positions as the value of the British pound moved higher during May and from short French franc positions as its value moved lower during April. Trading gains recorded from long Australian dollar positions during April and May were partially offset by losses recorded during June as the value of the Australian dollar lost its upward momentum. Losses recorded in the Japanese yen during April, as the value of the yen moved higher versus the U.S. dollar late in the month, and during May, as its value then moved lower, offset a portion of overall gains recorded during the quarter. Total expenses for the quarter were $571,941, resulting in net income of $1,887,377. The value of an individual Unit in the Partnership increased from $637.39 at March 31, 1996 to $678.84 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading revenues including interest income were $3,351,427. During the first half of the year, the partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded from short Swiss franc positions as the value of the Swiss franc moved lower versus the U.S. dollar during January and throughout the second quarter. Additional gains were recorded from long Australian dollar positions as its value moved higher relative to other world currencies between late February and early May. Profits were also recorded during January and April from transactions involving the German mark and during January and May from transactions involving the British pound. Losses recorded from transactions involving the Japanese yen during April and May offset gains recorded in the yen during January, March and June. Losses recorded in most major world currencies during February, due to sharp reversals and volatile price movement, also offset a portion of the gains recorded in the first half of the year. Total expenses for the period were $1,126,283, resulting in net income of $2,225,144. The value of an individual Unit in the Partnership increased from $631.29 at December 31, 1994 to $678.84 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading losses net of interest income were $4,410,637. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in this currency only Fund during May as a result of a reversal in the downward price trend of the U.S. dollar versus the Japanese yen and the major European currencies. The majority of these losses were recorded from transactions involving the Japanese yen, German
mark and Swiss franc.   Smaller losses in April and June compounded
the overall Partnership losses for the quarter. In April, transactions involving the German mark, Swiss franc and Italian lira resulted in small losses to the Partnership. In June, small losses were recorded in transactions involving the Japanese yen, British pound and Swiss franc. Total expenses for the period were $888,439, resulting in a net loss of $5,299,076. The value of an individual Unit in the Partnership decreased from $690.30 at March 31, 1995 to $613.47 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading gains including interest income were $2,032,227. During the first six months, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in May as the U.S. dollar strengthened versus the Japanese yen and the major European currencies, halting the previously established downward trend. Transactions primarily involving the Japanese yen, German mark and Swiss franc resulted in losses to the Partnership during May. Transactions involving the Japanese yen also resulted in losses in January, April and June. Gains from trading the Japanese yen, German mark and Swiss franc were recorded in February and March, as the U.S. dollar trended downward versus these currencies. These gains help to offset a majority of the losses experienced by the Partnership during the other months. Total expenses for the period were $2,239,314, resulting in a net loss of $207,087. The value of an individual Unit in the Partnership decreased from $618.79 at December 31, 1994 to $613.47 at June 30, 1995.

                       PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

                 A)      Exhibits - None.

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




                                    Dean Witter World Currency
                                         Fund L.P.
                                         (Registrant)

                                    By: Demeter Management Corporation
                                        (General Partner)

August 12, 1996                     By: /s/ Patti L. Behnke
                                            Patti L. Behnke
                                            Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.