Form 10-Q
period 1996-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 1996-11-12
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

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


                                              WORLD CURRENCY FUND L.P.

                                       INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                 September 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition
         September 30, 1996 (Unaudited) and December 31, 1995.....2

         Statements of Operations for the Quarters Ended
         September 30, 1996 and 1995 (Unaudited)..................3

         Statements of Operations for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)..................4

         Statements of Changes in Partners' Capital for
         the Nine Months Ended September 30, 1996 and 1995
         (Unaudited)..............................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)..................6

         Notes to Financial Statements..........................7-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations........................................12-16

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................      17

                                        DEAN WITTER WORLD CURRENCY FUND L.P.
                                          STATEMENTS OF FINANCIAL CONDITION


                                                                     September 30,              December 31,
                                                                         1996                       1995
                                                                           $                          $
                                                                      (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                 24,471,864                 31,916,332
   Net unrealized gain (loss) on open contracts                            744,805                   (634,569)
   Net option premium                                                      701,963                    195,738

   Total Trading Equity                                                 25,918,632                 31,477,501

   Interest receivable (DWR)                                                86,523                    113,878

   Total Assets                                                         26,005,155                 31,591,379


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                     611,041                    905,887
   Accrued management fees                                                  64,840                     78,670
   Accrued administrative expenses                                          32,086                     97,297
   Accrued brokerage commissions (DWR)                                      22,068                     12,384
   Accrued transaction fees and costs                                        1,475                        619

   Total Liabilities                                                       731,510                  1,094,857


Partners' Capital

   Limited Partners (39,232.941 and
    47,100.837 Units, respectively)                                     24,519,002                 29,734,237
   General Partner (1,207.506 Units)                                       754,643                    762,285

   Total Partners' Capital                                              25,273,645                 30,496,522

   Total Liabilities and Partners' Capital                              26,005,155                 31,591,379


NET ASSET VALUE PER UNIT                                                    624.96                     631.29


                                   The accompanying footnotes are an integral part
                                           of these financial statements.

                                        DEAN WITTER WORLD CURRENCY FUND L.P.
                                              STATEMENTS OF OPERATIONS
(Unaudited)


                                                                    For the Quarters Ended September 30,

                                                                       1996                    1995
                                                                         $                       $
REVENUES
   Trading profit (loss):
         Realized                                                  (1,554,004)                4,249,731
         Net change in unrealized                                    (404,463)                 (730,718)

           Total Trading Results                                   (1,958,467)                3,519,013

   Interest Income (DWR)                                              280,212                   452,993

           Total Revenues                                          (1,678,255)                3,972,006


EXPENSES

   Management fees                                                    203,371                   295,322
   Brokerage commissions (DWR)                                        370,651                   273,625
   Transaction fees and costs                                          23,161                    17,707
   Administrative expenses                                             18,388                    26,845

           Total Expenses                                             615,571                   613,499

NET INCOME (LOSS)                                                  (2,293,826)                3,358,507


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                (2,228,766)                3,296,648
   General Partner                                                    (65,060)                   61,859


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                    (53.88)                    51.23
   General Partner                                                     (53.88)                    51.23


                                   The accompanying footnotes are an integral part
                                           of these financial statements.

                                        DEAN WITTER WORLD CURRENCY FUND L.P.
                                              STATEMENTS OF OPERATIONS
                                                 (Unaudited)



                                                                  For the Nine Months Ended September 30,

                                                                       1996                    1995
                                                                         $                       $
REVENUES
   Trading profit (loss):
         Realized                                                    (591,347)                3,097,394
         Net change in unrealized                                   1,379,374                 1,444,942

           Total Trading Results                                      788,027                 4,542,336

   Interest Income (DWR)                                              885,144                 1,461,897

           Total Revenues                                           1,673,171                 6,004,233


EXPENSES

   Brokerage commissions (DWR)                                        959,031                 1,536,338
   Management fees                                                    665,736                   978,018
   Transaction fees and costs                                          59,868                   257,746
   Administrative expenses                                             57,218                    80,711

           Total Expenses                                           1,741,853                 2,852,813

NET INCOME (LOSS)                                                     (68,682)                3,151,420


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                   (61,040)                3,095,979
   General Partner                                                     (7,642)                   55,441


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                     (6.33)                    45.91
   General Partner                                                      (6.33)                    45.91



                                   The accompanying footnotes are an integral part
                                           of these financial statements.


                                        DEAN WITTER WORLD CURRENCY FUND L.P.
                                     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                For the Nine Months Ended September 30, 1996 and 1995
                                                     (Unaudited)




                                                 Units of
                                                Partnership         Limited           General
                                                 Interest          Partners           Partner           Total
Partners' Capital
  December 31, 1994                             76,563.617         $46,629,315        $747,188       $47,376,503

Net Income                                               -           3,095,979          55,441         3,151,420

Redemptions                                    (25,339.838)        (16,479,484)              -       (16,479,484)

Partners' Capital
  September 30, 1995                            51,223.779         $33,245,810        $802,629       $34,048,439




Partners' Capital
  December 31, 1995                             48,308.343         $29,734,237         $762,285      $30,496,522

Net Loss                                                 -             (61,040)         (7,642)          (68,682)

Redemptions                                     (7,867.916)         (5,154,195)              -        (5,154,195)

Partners' Capital
  September 30, 1996                            40,440.447         $24,519,002        $754,643       $25,273,645





                                 The accompanying footnotes are an integral part
                                           of these financial statements.

                                          DEAN WITTER WORLD CURRENCY FUND
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                  For the Nine Months Ended September 30,

                                                                       1996                    1995
                                                                         $                       $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 (68,682)                 3,151,420
   Noncash item included in net income (loss):
         Net change in unrealized                                 (1,379,374)                (1,444,942)

   (Increase) decrease in operating assets:
         Interest receivable (DWR)                                    27,355                    (60,680)
         Net option premiums                                        (506,225)                   692,662
         Receivable from DWR                                              -                     200,640

   Increase (decrease) in operating liabilities:
         Accrued management fees                                      (13,830)                  (37,379)
         Accrued administrative expenses                              (65,211)                    5,186
         Accrued brokerage commissions (DWR)                            9,684                     7,020
         Accrued transaction fees and costs                               856                       351

   Net cash provided by (used for) operating activities            (1,995,427)                2,514,278


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease in redemptions payable                                    (294,846)              (1,586,471)
   Redemptions of units                                             (5,154,195)             (16,479,484)

Net cash used for financing activities                              (5,449,041)             (18,065,955)


Net decrease in cash                                                (7,444,468)             (15,551,677)

Balance at beginning of period                                      31,916,332               50,685,551

Balance at end of period                                            24,471,864               35,133,874




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

1. Organization
Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Through May 31, 1995 the General Partner retained CCA Capital Management Inc., Ezra Zask Associates Inc., and Millburn Ridgefield Corporation ("Millburn") as the trading advisors of the Partnership. Effective June 1, 1995, the trading advisors for the Partnership are John W. Henry & Company Inc. and Millburn. Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Summary of Significant Accounting Policies
Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at
 .65% per month of adjusted Net Assets as defined in the Limited
Partnership Agreement.

               DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

4.  Financial Instruments
The Partnership trades futures contracts, forward contracts, options on futures contracts and related instruments in currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                  8,996,000
   Commitments to Sell                     52,658,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                 97,328,000
   Commitments to Sell                    120,707,000



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments

                       DEAN WITTER WORLD CURRENCY FUND L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $744,805 at September 30, 1996. Of this amount, $697,942 related to exchange-traded futures contracts and $46,863 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 matured through December 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and option contracts are marked to market on a daily basis, with

                     DEAN WITTER WORLD CURRENCY FUND L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $25,169,806 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                             Assets     Liabilities
                                               $             $

Exchange-Traded Contracts
  Financial Futures                        10,900,000   33,575,000
  Options on Financial Futures             32,152,000            -
Off-Exchange-Traded Forward
 Currency Contracts                       150,609,000  161,750,000

                    DEAN WITTER WORLD CURRENCY FUND L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)




4.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses

                     DEAN WITTER WORLD CURRENCY FUND L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

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

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price of the futures and options contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.


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

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading losses net of interest income were $1,678,255. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in this currency-only fund from inconsistent movement in the value of the Swiss franc between July and September. Additional losses were recorded during early August from previously established long German mark positions as its value moved lower versus the U.S.

dollar. Smaller losses were recorded from transactions involving the Spanish peseta during July and September. These losses were offset by gains recorded during September from short Japanese yen positions as its value moved steadily lower versus the U.S. dollar. Profits recorded from transactions involving the Italian lira during July and August also helped to mitigate Partnership losses for the quarter. Total expenses for the quarter were $615,571, resulting in a net loss of $2,293,826. The value of an individual Unit in the Partnership decreased from $678.84 at June 30, 1996 to $624.96 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,673,171. During the first nine months, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months of the year were offset by brokerage commissions resulting in net trading losses. The most significant trading losses were recorded in most major world currencies during February due to sharp reversals and volatile price movement. These losses were partially offset by gains recorded from short Swiss franc positions during January and throughout the second quarter as its value moved lower versus the U.S. dollar. Smaller losses in the third quarter resulted primarily from trading in the Spanish peseta. Gains recorded from transactions involving the British pound during January and May helped to offset Partnership losses during the first nine months of the year. Additional gains were recorded from long Australian dollar positions, as its value moved higher relative to other world currencies between late February and early

May. Total expenses for the period were $1,741,853, resulting in a net loss of $(68,682). The value of an individual Unit in the Partnership decreased from $631.29 at December 31, 1995 to $624.96 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading revenues including interest income were $3,972,006. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in this currency only fund from transactions involving the Japanese yen. As a result of a downward trend in the value of the Japanese yen relative to the U.S. dollar between early July and mid-September, the Partnership was able to record net profits for the quarter. Smaller gains were recorded from transactions involving the Italian lira during September. The Partnership recorded losses as the downward trend in major European currencies, particularly in the German mark and Swiss franc, which began in early August, abruptly reversed in mid-September. In addition, continued choppiness in the value of the Spanish peseta, British pound, Australian dollar and New Zealand dollar resulted in smaller losses to the Partnership. These losses offset a portion of the Partnership's overall gains experienced during the quarter. Total expenses for the period were $613,499, resulting in a net income of $3,358,507. The value of an individual Unit in the Partnership increased from $613.47 at June 30, 1995 to $664.70 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $6,004,233. During the first three quarters of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded during February, March and April as a result of the increased value in world currencies versus the U.S. and Canadian dollars. The majority of the gains recorded in March were from transactions involving the Japanese yen, German mark and Swiss franc. This upward trend in foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in gains for the Partnership's newly established short yen positions. The Partnership did experience losses in trading as a result of a trendless, but volatile, environment in major world currency values between May and September. As a result, losses were recorded from transactions involving the British pound and Spanish peseta, as well as the Australian and New Zealand dollars. Additionally, a portion of the gains recorded earlier in the year from transactions involving the German mark, Swiss franc and French franc was given back due to the above-mentioned trend reversal and volatility in the third quarter. Together, these losses offset a portion of the Partnership's overall gains experienced in the first three quarters of the year. Total expenses for the period were $2,852,813, resulting in a net gain of $3,151,420. The value of an individual Unit in the Partnership increased from $618.79 at December 31, 1994 to $664.70 at September 30, 1995.

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




                                      Dean Witter World Currency
                                           Fund L.P.
                                           (Registrant)

                                      By: Demeter Management Corporation
                                           (General Partner)

November 12, 1996                     By: /s/ Patti L. Behnke
                                              Patti L. Behnke
                                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.