Form 10-Q
period 1997-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 1997-05-13
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-55806

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1997 and 1996
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)... .. 6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations...... ...12-16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................17-18

Item 6. Exhibits and Reports on Form 8-K..................19



              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                                March 31,     December 31,
                                                 1997           1996
                                                   $              $
                                              (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                            31,457,573     25,825,801
 Net unrealized gain (loss) on open contracts       (88,023)     1,242,668
 Net option premiums                                      -        230,200

 Total Trading Equity                            31,369,550     27,298,669

Interest receivable (DWR)                           110,044         87,895
Due from DWR                                              -         40,800

 Total Assets                                    31,479,594     27,427,364

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued incentive fees                            489,472              -
 Redemptions payable                               465,560        779,025
 Accrued management fees                            76,963         68,410
 Accrued administrative expenses                    40,536         21,908
 Accrued brokerage commissions                      11,880         26,388
 Accrued transaction fees and costs                    705          1,702

 Total Liabilities                               1,085,116        897,433

Partners' Capital

 Limited Partners (34,374.871 and
  35,992.609 Units, respectively)               29,363,026     25,668,776
 General Partner (1,207.506 Units)               1,031,452        861,155

 Total Partners' Capital                        30,394,478     26,529,931

 Total Liabilities and Partners' Capital        31,479,594     27,427,364



NET ASSET VALUE PER UNIT                           854.20          713.17

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                         1997            1996
                                          $            $
REVENUES
 Trading profit (loss):
    Realized                           7,226,184       118,505
    Net change in unrealized          (1,330,691)      468,301

      Total Trading Results            5,895,493       586,806

 Interest Income (DWR)                   304,271      305,303

      Total Revenues                   6,199,764      892,109

EXPENSES

 Incentive fees                          489,505          -
 Brokerage commissions (DWR)             235,860     281,111
 Management fees                         231,664     234,967
 Administrative expenses                  18,628      19,852
 Transaction fees and costs               15,220      18,412

    Total Expenses                       990,877     554,342

NET INCOME                             5,208,887     337,767


NET INCOME ALLOCATION

 Limited Partners                      5,038,590    330,403
 General Partner                         170,297      7,364

NET INCOME PER UNIT

Limited Partners                         141.03        6.10
General Partner                          141.03        6.10

        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995       48,308.363    $29,734,237    $762,285   $30,496,522

Net Income                        -        330,403       7,364       337,767

Redemptions              (2,385.715)    (1,563,775)         -     (1,563,775)

Partners' Capital,
 March 31, 1996          45,922.648    $28,500,865    $769,649   $29,270,514




Partners' Capital,
 December 31, 1996       37,200.115    $25,668,776    $861,155   $26,529,931

Net Income                      -        5,038,590     170,297     5,208,887

Redemptions              (1,617.738)    (1,344,340)          -    (1,344,340)

Partners' Capital,
 March 31, 1997          35,582.377    $29,363,026  $1,031,452   $30,394,478






         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                   For the Quarters Ended March 31,

                                                            1997        1996
                                                             $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                5,208,887    337,767
Noncash item included in net income:
      Net  change  in  unrealized                         1,330,691   (468,301)

(Increase)decrease in operating assets:
    Net option premiums                                     230,200   (577,749)
    Interest receivable                                     (22,149)    13,737
    Receivable from DWR                                      40,800          -

Increase (decrease) in operating liabilities:
    Accrued incentive fees                                  489,472          -
    Accrued management fees                                   8,553     (3,980)
    Accrued administrative expenses                          18,628    (84,717)
    Accrued brokerage commissions (DWR)                     (14,508)       828
    Accrued transaction fees and costs                         (997)       141

Net  cash  provided  by (used for) operating  activities   7,289,577  (782,274)


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease in redemptions payable                          (313,465)   (361,388)
   Redemption  of  units                                  (1,344,340) (1,563,775)

Net  cash  used  for  financing  activities               (1,657,805) (1,925,163)


Net  increase  (decrease) in cash                          5,631,772  (2,707,437)

Balance at beginning of period                            25,825,801  31,916,332

Balance at end of period                                  31,457,573  29,208,895


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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  World Currency Fund L.P. (the "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts  and  forward  contracts on  foreign  currencies.   The

general   partner  for  the  Partnership  is  Demeter  Management

Corporation  ("Demeter").  The commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR").  Both Demeter and DWR are  wholly  owned subsidiaries of Dean Witter, Discover & Co. ("DWD").  Demeter has

retained  John  W.  Henry & Company, Inc.  ("JWH")  and  Millburn

Ridgefield   Corporation   as  the  trading   advisors   of   the

Partnership.

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on current 13-week U.S.  Treasury

Bill  rates.  Brokerage expenses incurred by the Partnership  are paid to DWR.


3.  Financial Instruments

The  Partnership  trades  futures contracts,  forward  contracts,

options   on   futures  contracts  and  related  instruments   in

currencies.  Futures and forwards represent contracts for delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                               Contract or Notional Amount
                            March 31, 1997  December 31, 1996
                                    $                $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase        819,000        8,348,000
   Commitments to Sell         30,350,000       64,040,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     90,678,000      111,517,000
   Commitments to Sell         99,186,000      131,009,000

A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in Commodity futures trading accounts"  on the  Statement  of Financial Condition and totaled $(88,023)  and

$1,242,668 at March 31, 1997 and December 31, 1996, respectively.

Of  the $(88,023) net unrealized loss on open contracts at  March

31, 1997, $65,884 related to exchange-traded futures contracts

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and  $(153,907)  related to off-exchange-traded forward  currency

contracts.   Of  the  $1,242,668  net  unrealized  gain  on  open

contracts  at December 31, 1996, $1,289,462 related to  exchange-

traded  futures contracts and $(46,794) related to  off-exchange-

traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1997 and December 31, 1996 mature through June 1997 and

March  1997, respectively.  Off-exchange-traded forward  currency contracts held by the Partnership at March 31, 1997 and  December

31,  1996  mature through June 1997 and March 1997, respectively.

The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.


The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


options  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded  futures  and options contracts, is required  pursuant  to regulations  of  the  Commodity  Futures  Trading  Commission  to

segregate  from  its own assets and for the sole benefit  of  its commodity  customers  , all funds held by  DWR  with  respect  to exchange-traded futures and options contracts including an amount equal  to  the net unrealized gains on all open futures contracts which funds totaled $31,523,457 and $27,115,263 at March 31, 1997

and  December  31,  1996,  respectively.   With  respect  to  the

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

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:

                                             March 31, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts
  Futures Contracts                    1,665,000      39,707,000
Off-Exchange-Traded Forward
 Currency Contracts                  116,331,000     136,042,000


                                            December 31, 1996
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts
  Futures Contracts                   11,267,000      36,511,000
  Options on Financial Futures        31,535,000               -
Off-Exchange-Traded Forward
 Currency Contracts                  150,360,000     162,534,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit in  separate commodity interest trading accounts with DWR and are used by  the

Partnership as margin to engage in commodity futures and  forward contracts  on  foreign  currencies and other  commodity  interest trading.  DWR holds such assets in either designated depositories or  in  securities  approved  by the  Commodity  Futures  Trading

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



The  Partnership's  investment in commodity futures  and  forward

contracts and other commodity interest may be illiquid.   If  the

price  of  the  futures  and options contract  for  a  particular commodity  has increased or decreased by an amount equal  to  the

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $6,199,764.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value per Unit.  The most significant  trading  gains were  recorded during January as a strengthening in the value  of the  U.S. dollar relative to most major world currencies emerged.

As  a  result,  gains were recorded from short positions  in  the

Japanese  yen, German mark and both the Swiss and French  francs.

In  February, a continued upward trend in the value of  the  U.S.

dollar   resulted   in   additional  currency   gains   for   the

Partnership's short positions in most major European  currencies,

as  well as in the Japanese yen and Singapore dollar.  In  March,

the  previous upward move in the value of the U.S. dollar  failed

to  continue  versus  major European currencies.   As  a  result,

losses were experienced from short positions in the German  mark,

Swiss  franc, Italian lira and French franc.  A portion of  these losses  was offset by gains recorded from short positions in  the

Singapore dollar as its value continued to move lower versus  the

U.S.  dollar  during March.  Total expenses for the  period  were

$990,877, generating net income of $5,208,887.  The value  of  an individual Unit in the Partnership
increased from $713.17 at December 31, 1996 to $854.20  at  March

31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total trading revenues including interest income were $892,109.  During the  first  quarter, the Partnership posted an  increase  in  Net

Asset  Value per Unit.  The most significant trading  gains  were recorded in this currency-only Partnership during January as  the value  of  the Japanese yen moved lower in relation to  the  U.S.

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

31, 1996.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors (including JWH) to those pools.  Similar purported class actions  were  also filed on September 18 and  20,  1996  in  the

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

It  is possible that additional similar actions may be filed  and that,  in  the  course of these actions, other parties  could  be added  as defendants.  The Dean Witter Parties believe that  they have  strong  defenses  to,  and they and  the  Partnership  will vigorously  contest, the actions.  Although the ultimate  outcome of  legal proceedings cannot be predicted with certainty,  it  is the  opinion  of management of the Dean Witter Parties  that  the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

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




                                Dean  Witter World Currency  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May 13, 1997                   By:   /s/  Patti  L.   Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.