Form 10-K/A
period 1996-12-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 1997-05-28
CIK 895239

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K/A
                                       AMENDMENT

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
       March 1, 1993.

-10.   Management Agreement among the
       Partnership, Demeter Management
       Corporation and John W. Henry &
       Co., Inc., dated as of June 1,
       1995.                                                    (4)


-99.   December 31, 1996 Annual Report to Limited Partners.     (5)


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