Form 10-Q
period 1997-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 1997-08-12
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 to

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-55806

                      DEAN WITTER WORLD CURRENCY FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3700691
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
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

                         June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1997
     (Unaudited) and December 31, 1996....................2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1997 and 1996
     (Unaudited)..........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)...................6

        Notes to Financial Statements (Unaudited).........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.12-17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.............................18-19

Item 5. Other Information................................19

Item 6. Exhibits and Reports on Form 8-K.................20













              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             28,900,574     25,825,801
 Net unrealized gain on open contracts904,876     1,242,668
 Net option premiums                      -         230,200

 Total Trading Equity             29,805,450     27,298,669

Interest receivable (DWR)             95,979         87,895
Due from DWR                               -          40,800

 Total Assets                     29,901,429     27,427,364


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  641,552         779,025
 Accrued management fees               74,689          68,410
 Accrued administrative expenses        12,168        21,908
 Accrued brokerage commissions (DWR)    11,376         26,388
 Accrued transaction fees and costs          897          1,702

 Total Liabilities                     740,682        897,433

Partners' Capital

 Limited Partners (32,887.374 and
  35,992.609 Units, respectively)   28,127,989    25,668,776
 General Partner (1,207.506 Units)  1,032,758         861,155

 Total Partners' Capital           29,160,747      26,529,931

 Total Liabilities and Partners' Capital29,901,429 27,427,364



NET ASSET VALUE PER UNIT              855.28           713.17


        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    (758,374)       844,154
    Net change in unrealized     992,899      1,315,536

      Total Trading Results      234,525       2,159,690

 Interest Income (DWR)           310,129        299,628

      Total Revenues             544,654        2,459,318

EXPENSES

 Brokerage commissions (DWR)     241,038        307,269
 Management fees                 225,665        227,397
 Transaction fees and costs       19,802           18,295
 Administrative expenses          18,808          18,980

    Total Expenses                505,313         571,941

NET INCOME                         39,341     1,887,377


NET INCOME ALLOCATION

  Limited Partners                 38,035      1,837,323
  General Partner                   1,306         50,054

NET INCOME PER UNIT

                         Limited                         Partners
1.08                                        41.45
                          General                         Partner
1.08                                        41.45




        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    6,467,810       962,658
    Net change in unrealized     (337,792)    1,783,837

      Total Trading Results     6,130,018      2,746,495

 Interest Income (DWR)            614,400       604,932

      Total Revenues            6,744,418       3,351,427

EXPENSES

 Incentive fees                   489,505            -
 Brokerage commissions (DWR)      476,898       588,381
 Management fees                  457,329       462,364
 Administrative expenses           37,436        38,831
 Transaction fees and costs        35,022          36,707

    Total Expenses              1,496,190       1,126,283

NET INCOME                      5,248,228     2,225,144


NET INCOME ALLOCATION

                         Limited                         Partners
5,076,625                                   2,167,726
                          General                         Partner
171,603                                          57,418

NET INCOME PER UNIT

                         Limited                         Partners
142.11                            47.55
                          General                         Partner
142.11                                            47.55



        The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995    48,308.363           $29,734,237           $762,285
$30,496,522

Net Income                  -              2,167,726             57,418
2,225,144

Redemptions          (5,206.503)             (3,462,414)                     -
(3,462,414)

Partners' Capital,
 June 30, 1996       43,101.860            $28,439,549           $819,703
$29,259,252




Partners' Capital,
 December 31, 1996   37,200.115            $25,668,776           $861,155
$26,529,931

Net Income                                 5,076,625             171,603
5,248,228

Redemptions           (3,105.235)          (2,617,412)                          -
(2,617,412)

Partners' Capital,
 June 30, 1997       34,094.880            $28,127,989           $1,032,758
$29,160,747








         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net            income                                   5,248,228
2,225,144
Noncash item included in net income:
      Net  change  in  unrealized         337,792               (
1,783,837)

(Increase)decrease in operating assets:
    Interest receivable (DWR)         (8,084)            14,872
    Receivable from DWR              40,800              -
      Net  option  premiums              230,200         (530,187)

Increase (decrease) in operating liabilities:
    Accrued management fees           6,279              (3,718)
    Accrued administrative expenses  (9,740)             (65,738)
    Accrued brokerage commissions (DWR)(15,012)          4,176
    Accrued transaction fees and costs         (805)          209

Net  cash  provided  by (used for) operating  activities5,829,658
(139,079)


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease  in  redemptions  payable     (137,473)           (246,378)
   Redemption  of  units               (2,617,412)            (3,462,414)

Net  cash  used  for  financing  activities(2,754,885)          (3,708,792)


Net  increase  (decrease)  in  cash    3,074,773                (3,847,871)

Balance  at  beginning  of  period    25,825,801                31,916,332

Balance  at  end  of  period          28,900,574                28,068,461



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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  World Currency Fund L.P. (the "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts   and   forward   contracts   on   foreign   currencies

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker  is Dean Witter Reynolds  Inc.  ("DWR").   Both

Demeter  and DWR are wholly owned subsidiaries of Morgan Stanley,

Dean Witter, Discover & Co. ("MSDWD").  Demeter has retained John

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

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3.  Financial Instruments

The  Partnership  trades  futures contracts,  forward  contracts,

options   on   futures  contracts  and  related  instruments   in

currencies.  Futures and forwards represent contracts for delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:

                                 Contract or Notional Amount
                              June 30, 1997   December 31, 1996
                                    $                  $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      18,621,000         8,348,000
   Commitments to Sell          10,750,000        64,040,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      65,487,000       111,517,000
   Commitments to Sell          71,459,000       131,009,000


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

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $904,876  and

$1,242,668  at June 30, 1997 and December 31, 1996, respectively.

Of the $904,876 net unrealized gain on open contracts at June 30,

1997,  $284,072 related to exchange-traded futures contracts  and

$620,804  related  to off-exchange-traded forward  currency  con-

tracts.   Of the $1,242,668 net unrealized gain on open contracts

at  December  31,  1996,  $1,289,462 related  to  exchange-traded futures  contracts  and $(46,794) related to  off-exchange-traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through September 1997 and

March  1997, respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31,  1996  mature through September 1997 and March 1997,  respec-

tively.   The  contract amounts in the above table represent  the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers, all funds held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gains on all open

futures   contracts,   which  funds   totaled   $29,184,646   and

$27,115,263 at June 30, 1997 and December 31, 1996, respectively.

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



For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



                                            June 30, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts
  Futures Contracts                    9,802,000      28,459,000
Off-Exchange-Traded Forward
 Currency Contracts                  105,168,000     121,876,000


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



4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership

Carr   providing   execution  and  clearing  services   for   the

Partnership's account.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR  and  are  used   by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interest may, from  time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its futures interests and  result  in restrictions on redemptions. However, since the commencement of trading by the Partnership, there has never been a time when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total trading revenues including interest income were $544,654.  During the  second  quarter, the Partnership posted an increase  in  Net

Asset Value per Unit. The most significant trading gains were recorded during April from short positions in the Japanese yen as the  value of the U.S. dollar continued to strengthen versus  the

yen.   Additional gains were recorded in the Japanese yen  during

June  as  long  positions  profited from  an  increase  in  value relative  to  the U.S. dollar.  Trading gains were also  recorded during  these same months from transactions involving the  German

mark.   Profits were recorded from long positions in the  British

pound  as its value increased versus the U.S. dollar during June.

Smaller  gains  were  recorded from  transactions  involving  the

Spanish peseta during June.  A portion of these gains was  offset by  losses recorded from trading the Swiss franc during  June  as

its  value  moved  in  a  choppy pattern.   Smaller  losses  were

experienced from short positions in the Singapore dollar  as  its value  moved  higher relative to the U.S. dollar during  May  and

June.   Total  expenses for the quarter were $505,313  generating

net  income of $39,341.  The value of an individual Unit  in  the

Partnership increased from $854.20 at March 31, 1997  to  $855.28 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $6,744,418.

During  the first six months, the Partnership posted an  increase in  Net Asset Value per Unit.  The most significant trading gains were  recorded during January and February as a strengthening  in the  value  of  the  U.S. dollar relative  to  most  other  major

currencies   emerged.   Additional  gains  were   recorded   from

transactions  involving the Japanese yen and German  mark  during

April  and  June.  Smaller profits were  experienced  from  short positions in the

Singapore  dollar as its value decreased versus the  U.S.  dollar during the first four months of the year.  A small portion of the

Partnership's  overall gains was offset by losses  recorded  from long  positions in the British pound during January as its  value reversed lower after previously trending higher.  Smaller  losses were  experienced  from  transactions  involving  the  Australian dollar during February, March and April as its value moved  in  a trendless pattern.  Total expenses for the period were $1,496,190

resulting  in  net  income  of  $5,248,228.   The  value  of   an

individual  Unit  in the Partnership increased  from  $713.17  at

December 31, 1996 to $855.28 at June 30, 1997.



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

January,  March  and June.  Losses recorded in most  major  world currencies  during February, due to sharp reversal  and  volatile price  movement, also offset a portion of the gains  recorded  in the  first half of the year.  Total expenses for the period  were

$1,126,283, resulting in net income of $2,225,144.  The value  of an  individual Unit in the partnership increased from $631.29  at

December 31, 1995 to $678.84 at June 30, 1996.

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

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors  (including JWH) to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended

complaint.   Similar purported class actions were also  filed  on

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

Dean Witter Parties or the Partnership.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                                Dean  Witter World Currency  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   12,  1997                 By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.