Form 10-Q
period 1997-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 1997-11-10
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................18-19

Item 5. Other Information.................................19

Item 6. Exhibits and Reports on Form 8-K..................20





              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                            September 30,   December 31,
                                                1997           1996
                                                  $              $
                                              (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                          29,773,958    25,825,801
 Net unrealized gain on open contracts            797,973     1,242,668
 Net option premiums                                    -       230,200

 Total Trading Equity                          30,571,931    27,298,669

Interest receivable (DWR)                          97,319        87,895
Due from DWR                                            -        40,800

 Total Assets                                   30,669,250   27,427,364

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                              268,486       779,025
 Accrued management fees                           76,596        68,410
 Accrued incentive fees                            73,081            -
 Accrued administrative expenses                   30,972        21,908
 Accrued brokerage commissions (DWR)                   -         26,388
 Accrued transaction  fees   and  costs                -          1,702

 Total Liabilities                                449,135       897,433

Partners' Capital

 Limited Partners (31,650.183 and
  35,992.609 Units, respectively)              29,109,539    25,668,776
 General Partner (1,207.506 Units)              1,110,576       861,155

 Total Partners' Capital                       30,220,115    26,529,931

  Total  Liabilities and Partners' Capital     30,669,250    27,427,364


NET ASSET VALUE PER UNIT                           919.73        713.17

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     2,523,168    (1,554,004)
    Net change in unrealized       (106,902)    (404,463)

      Total Trading Results      2,416,266    (1,958,467)

 Interest Income (DWR)             304,376        280,212

      Total Revenues             2,720,642    (1,678,255)

EXPENSES

 Management fees                   232,128      203,371
 Brokerage commissions (DWR)       184,683      370,651
 Incentive fees                     73,082           -
 Administrative expenses            18,804       18,388
 Transaction fees and costs         16,523       23,161

    Total Expenses                 525,220      615,571

NET INCOME (LOSS)                  2,195,422  (2,293,826)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                  2,117,604 (2,228,766)
 General Partner                      77,818     (65,060)

NET INCOME (LOSS) PER UNIT

Limited Partners                       64.45      (53.88)
General Partner                        64.45      (53.88)



        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                   8,990,979        (591,347)
Net change in unrealized           (444,695)      1,379,374

      Total Trading Results       8,546,284         788,027

 Interest Income (DWR)              918,776         885,144

      Total Revenues              9,465,060        1,673,171


EXPENSES

 Management fees                   689,457          665,736
 Brokerage commissions (DWR)       661,581          959,031
 Incentive fees                    562,586                -
 Administrative expenses            56,240           57,218
 Transaction fees and costs         51,546           59,868

      Total Expenses             2,021,410         1,741,853

NET INCOME (LOSS)                7,443,650           (68,682)


NET INCOME (LOSS ) ALLOCATION

 Limited Partners                7,194,229           (61,040)
 General Partner                   249,421            (7,642)


NET INCOME (LOSS) PER UNIT

 Limited Partners                   206.56             (6.33)
 General Partner                    206.56             (6.33)


        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
 December 31, 1995    48,308.343    $29,734,237     $762,285   $30,496,522

Net Loss                      -         (61,040)      (7,642)      (68,682)

Redemptions           (7,867.896)    (5,154,195)           -    (5,154,195)

Partners' Capital
 September 30, 1996   40,440.447    $24,519,002     $754,643   $25,273,645




Partners' Capital
 December 31, 1996    37,200.115    $25,668,776     $861,155   $26,529,931

Net Income                     -      7,194,229      249,421     7,443,650

Redemptions           (4,342.426)    (3,753,466)           -    (3,753,466)

Partners' Capital
 September 30, 1997   32,857.689    $29,109,539   $1,110,576   $30,220,115














         The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     7,443,650      (68,682)
Noncash item included in net income (loss):
      Net  change  in  unrealized                       444,695   (1,379,374)

(Increase)decrease in operating assets:
      Net  option  premiums                             230,200     (506,225)
    Interest receivable (DWR)                            (9,424)      27,355
    Due from DWR                                         40,800           -

Increase (decrease) in operating liabilities:
   Accrued management fees                                8,186     (13,830)
   Accrued incentive fees                                73,081           -
   Accrued administrative expenses                        9,064     (65,211)
   Accrued brokerage commissions (DWR)                  (26,388)      9,684
   Accrued transaction fees and  costs                   (1,702)        856

Net cash provided by (used for) operating activities  8,212,162  (1,995,427)


CASH FLOWS FROM FINANCING ACTIVITIES

  Decrease in redemptions payable                     (510,539)    (294,846)
   Redemptions  of  units                           (3,753,466)  (5,154,195)

Net cash used for financing activities              (4,264,005)  (5,449,041)


Net increase (decrease)  in  cash                    3,948,157   (7,444,468)

Balance at  beginning of period                      25,825,801  31,916,332

Balance at end of period                             29,773,958  24,471,864



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

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the Partnership's  transactions  is

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

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following the sale, Carr became the counterparty on

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




the  Partnership's  foreign currency trades.  However,  during  a transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading including clearance.  After such transaction period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The  Partnership  trades  futures contracts,  forward  contracts,

options   on   futures  contracts  and  related  instruments   in

currencies.  Futures and forwards represent contracts for delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms of the contracts.  There are numerous factors which may

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:

                                Contract or Notional Amount
                           September 30, 1997   December 31, 1996
                                    $                  $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase               -           8,348,000
   Commitments to Sell                    -          64,040,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      107,804,000         111,517,000
   Commitments to Sell          119,955,000         131,009,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $797,973  and

$1,242,668  at  September  30,  1997  and  December   31,   1996,

respectively.  Of  the  $797,973  net  unrealized  gain  on  open contracts  at  September  30, 1997,  $(535,077)  was  related  to exchange-traded futures contracts and $1,333,050 related to  off-

exchange-traded  forward currency contracts.  Of  the  $1,242,668 net

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



unrealized  gain  on  open  contracts  at  December   31,   1996,

$1,289,462  related  to  exchange-traded  futures  contracts  and

$(46,794)   related  to  off-exchange-traded   forward   currency

contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

December 31, 1996 mature through March 1997.  Off-exchange-traded forward  currency contracts held by the Partnership at  September

30,  1997 and December 31, 1996 mature through December 1997  and

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


The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  and  options  contracts,  is   required

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC") to segregate from its own assets and for the

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




sole  benefit of its commodity customers, all funds held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gains on all open

futures   contracts,   which  funds   totaled   $29,238,881   and

$27,115,263  at  September  30,  1997  and  December  31,   1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

Carr, the sole counterparty on all of such contracts, to perform.

Carr's  parent,  Credit Agricole Indosuez, has guaranteed  Carr's obligations to the Partnership.



For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


                                         September 30, 1997
                                       Assets       Liabilities
                                         $                $

Exchange-Traded Contracts
  Futures Contracts                   7,727,000      24,978,000
Off-Exchange-Traded Forward
 Currency Contracts                 108,979,000     129,643,000

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and  Carr hold such assets in either designated depositories  or in  securities  approved by the CFTC for investment  of  customer funds. The Partnership's assets held by DWR and Carr may be  used

as  margin  solely  or  the  Partnership's  trading.   Since  the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading revenues including interest income were $2,720,642.

During the third quarter, the Partnership posted an increase in

Net

Asset Value per Unit.  The most significant profits were recorded during July as the value of the U.S. dollar strengthened relative to most major world currencies.  As a result, gains were recorded from short German mark positions, as well as from short positions

in   the   Swiss  franc,  French  franc,  and  Singapore  dollar.

Additional  gains  were  recorded from  short  Malaysian  ringgit positions  as  its  value declined relative to  the  U.S.  dollar throughout  the quarter.  A portion of the Partnership's  overall gains  for  the  quarter  was offset by losses  experienced  from transactions involving the British pound as its value moved in  a trendless  pattern relative to other world currencies during  the

quarter.    Smaller   losses  were  recorded  from   transactions

involving  the  Japanese  yen as its  value  also  moved  without consistent direction during the quarter.  Total expenses for  the

quarter  were $525,220 generating net income of $2,195,422.   The

value  of  an  individual Unit in the Partnership increased  from

$855.28 at June 30, 1997 to $919.73 at September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's total trading revenues including interest income were $9,465,060.

During  the  first  three quarters of the year,  the  Partnership

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant gains were recorded during January and February as  a strengthening  in the value of the U.S. dollar relative  to  most other  major  currencies emerged.  Gains were also recorded  from transactions  involving the German mark and Japanese  yen  during

April and June.  Additional profits were recorded from short

German  mark and Malaysian ringgit positions as the value of  the

U.S. dollar increased relative to these currencies throughout the

third  quarter.   A  small portion of the  Partnership's  overall

gains  was  offset by losses recorded from transactions involving the  British  pound  as its value moved in  a  trendless  pattern relative  to other world currencies during the first nine  months

of  the  year.   Total  expenses for the period  were  $2,021,410

resulting  in  net  income  of  $7,443,650.   The  value  of   an

individual  Unit  in the Partnership increased  from  $713.17  at

December 31, 1996 to $919.73 at September 30, 1997.



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

September.   These  losses were offset by gains  recorded  during

September  from short Japanese yen positions as its  value  moved steadily  lower  versus the U.S. dollar.  Profits  recorded  from transactions involving the Italian
lira  during  July  and  August  also  helped  to  mitigate   the

Partnership  losses  for  the quarter.  Total  expenses  for  the quarter  were  $615,571, resulting in a net loss  of  $2,293,826.

The value of an individual Unit in the Partnership decreased from

$678.84 at June 30, 1996 to $624.96 at September 30, 1996.



For  the  nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,673,171.

During  the first nine months of the year, the Partnership posted a decrease in Net Asset Value per Unit.  Trading gains during the

first   nine  months  of  the  year  were  offset  by   brokerage

commissions   resulting  in  net  trading   losses.    The   most

significant  trading  losses were recorded in  most  major  world currencies  during February due to sharp reversals  and  volatile

price  movement.   These losses were partially  offset  by  gains

recorded  from  short Swiss franc positions  during  January  and throughout the second quarter as its value moved lower versus the

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

Total expenses for the period were $1,741,853, resulting in a net

loss  of  $68,682.   The  value of  an  individual  Unit  in  the

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

Witter  Parties believe that they and the Partnership have strong defenses  to,  and  they  will  vigorously contest, the actions.

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


          (B)  Reports on Form 8-K - None.

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




                                Dean  Witter World Currency  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   10,  1997               By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.