Form 10-K
period 1997-12-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 1998-03-31
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the period ended December 31, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $29,912,696.08 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


            DEAN WITTER WORLD CURRENCY FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . . . .  1

Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
 . .  2-5

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 . .    5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
 . . 5-7

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders . .  7

Part II.

  Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters . . . . . . . . .
 . . . .8

   Item 6. Selected Financial Data . . . . . . . . . . . . .
 . . . .9

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .
 . 10-17

  Item 8. Financial Statements and Supplementary Data. . . .
 . .  17

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
 . .  17
Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
 .  18-22

  Item11. Executive Compensation . . . . . . . . . . . . . .
 . .  23

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .
 . .  23

  Item13. Certain Relationships and Related Transactions . .
 .  . 23
Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 . . . 24

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


         Documents Incorporated                         Part
of Form 10-K
     Partnership's Registration Statements
     On Forms S-1, File Nos. 33-55806, 33-61148
     and 33-63312                                   I and IV

     December 31, 1997 Annual Report for
      the Dean Witter World Currency Fund L.P.            II
and IV




















                           PART I

Item 1.  BUSINESS

      (a) General Development of Business. Dean Witter World

Currency Fund L.P. (the "Partnership") is a Delaware limited partnership formed to engage in the speculative  trading  of futures  and forward contracts and options on futures  on  a diversified  portfolio  of foreign  currencies  and  related instruments.

         60,000 Units of limited partnership interest in the

Partnership  were  registered  pursuant  to  a  Registration

Statement  on  Form  S-1  (File No. 33-55806)  which  became effective  on February 5, 1993.  The offering of  units  was underwritten  on  a  "best efforts"  basis  by  Dean  Witter

Reynolds Inc. ("DWR").  The Partnership's general partner is

Demeter Management Corporation ("Demeter").  DWR and Demeter

are   wholly-owned  subsidiaries  of  Morgan  Stanley,  Dean

Witter,  Discover  &  Co. ("MSDWD").        The  Partnership

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

      Through  July 31, 1997, the sole commodity broker  for

the  Partnership's transactions was DWR.  On July 31,  1997,

DWR closed the
sale  of  its  institutional futures  business  and  foreign currency  trading operations to Carr Futures, Inc. ("Carr"),

a  subsidiary  of Credit Agricole Indosuez.   Following  the

sale,  Carr  became the clearing commodity  broker  for  the

Partnership's  futures and futures options  trades  and  the counterparty  on the Partnership's foreign currency  trades.

DWR  serves  as  the non-clearing commodity broker  for  the

Partnership  with Carr providing all clearing  services  for the Partnership's transactions.

      The  Partnership's net asset value  per  unit,  as  of

December  31, 1997 was $993.79, representing an increase  of

39.35  percent from the net asset value per unit of  $713.17 at  December  31, 1996.  For a more detailed description  of the Partnership's business see subparagraph (c).

     (b) Financial Information about Industry Segments.  The

Partnership's  business  comprises  only  one  segment   for

financial reporting purposes, speculative trading of futures

interests  and  other  commodity  interests.   The  relevant

financial information is presented in Items 6 and 8.

            (c)  Narrative  Description  of  Business.   The

Partnership  is  in the business of speculative  trading  in

futures    contracts   interests,   pursuant   to    trading

instructions  provided  by John W.  Henry  &  Company,  Inc.

("JWH")    and   Millburn   Ridgefield   Corporation,    its

independent trading advisors (the "Trading Advisors").

For  a  detailed description of the different facets of  the

Partnership's   business,  see   those   portions   of   the

Partnership's Prospectus, dated February 5, 1993,  filed  as part of the Registration Statement on Form S-1 ( File No. 33-

55806)  (see "Documents Incorporated by Reference" Page  1),

set forth below.

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 1-8).

    2. Currency Markets          2.  "The Currency Markets"
                                      (Pages 80-88).

     3.  Partnership's  Trading     3.   "Trading  Policies"
(Page                                   Arrangements     and
75).    "The   Trading                              Policies
Advisors" (Pages 34-74).

    4. Management of the Part-   4.   "The Management Agree-
nership                                ments" (Pages 77-80).
"The General Partner"                              (Pages 30-
33) and
                                      "The Commodity Broker"
(Page  76-77). "The Limited                      Partnership
Agreement"                                         (Pages 89-
93).

     5.  Taxation of the Partner-  5.  "Federal  Income  Tax
nership's  Limited Partners            Aspects"  and  "State
and                                       Local  Income  Tax
Aspects"                                          (Pages 97-
104).

     (d)   Financial Information About Foreign and  Domestic
Operations and
         Export Sales.

        The Partnership has not engaged in any operations in

foreign
countries;  however, the Partnership (through the  commodity brokers)  enters  into forward contract  transactions  where foreign  banks  are  the contracting party,  and  trades  in futures interests on foreign exchanges.

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

Item 3.  LEGAL PROCEEDINGS

      On  September 6, 10, and 20, 1996, and  on  March  13,

1997,  similar  purported class actions were  filed  in  the

Superior  Court of the State of California,  County  of  Los

Angeles, on behalf of all purchasers of interest in  limited partnership  commodity pools sold by DWR.  Named  defendants include DWR, Demeter, Dean Witter Futures & Currency Manage-

ment  Inc.  ("DWFCM"), MSDWD (all such parties  referred  to hereafter  as  the "Dean Witter Parties"), the  Partnership,

certain  other limited partnership commodity pools of  which

Demeter is the general partner, and certain trading advisors

(including  JWH)  to  those pools.  On June  16,  1997,  the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants

committed   fraud,   deceit,  negligent   misrepresentation,

various  violations  of  the California  Corporations  Code,

intentional   and   negligent  breach  of  fiduciary   duty,

fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various  limited partnership commodity pools  including  the

Partnership  sold by DWR.  Similar purported  class  actions were also filed on September 18 and 20, 1996, in the Supreme

Court  of  the  State of New York, New York County,  and  on

November  14,  1996 in the Superior Court of  the  State  of

Delaware, New Castle County, against the Dean Witter Parties and  certain trading advisors (including JWH) on  behalf  of all  purchasers of interests in various limited  partnership commodity  pools  sold  by DWR. A consolidated  and  amended complaint in the action pending in the Supreme Court of  the

State  of  New  York was filed on August 13, 1997,  alleging that  the  defendants committed fraud, breach  of  fiduciary duty,  and  negligent  misrepresentation  in  the  sale  and operation  of  the  various  limited  partnership  commodity pools.  On December 16, 1997, upon motion of the plaintiffs,

the  action  pending in the Superior Court of the  State  of

Delaware  was  voluntarily dismissed without prejudice.  The complaints  seek  unspecified amounts  of  compensatory  and punitive  damages  and other relief.  It  is  possible  that additional  similar actions may be filed and  that,  in  the course  of  these actions, other parties could be  added  as defendants.  The Dean Witter Parties believe that  they  and the  Partnership  have strong defenses  to,  and  they  will

vigorously  contest  the  actions.   Although  the  ultimate

outcome  of  legal  proceedings  cannot  be  predicted  with certainty, it is the opinion of management of the Dean

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

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 3,683.  No distributions have been made by the

Partnership since it commenced trading operations  on  April

2,  1993.   Demeter  has  sole  discretion  to  decide  what

distributions,  if any, shall be made to  investors  in  the

Partnership.   No  determination has yet  been  made  as  to

future distributions.



Item 6.  SELECTED FINANCIAL DATA (in dollars)


For the
                                                                     Period
from
                                                                      April
2, 1993

(commencement                              For the Years Ended December 31,
of operations) to
                              1997          1996         1995          1994
December 31, 1993
Total Revenues
(including   interest)  12,366,515    5,746,636   4,814,020    (12,285,075)
(13,521,231)


Net  Income  (Loss)      9,849,370   3,438,844  1,480,810      (19,768,097)
(21,491,018)


Net Income (Loss)
Per Unit (Limited
&   General  Partners)       280.62        81.88       12.50       (207.71)
(173.50)


Total  Assets          32,260,016   27,427,364   31,591,379      49,603,246
90,786,961


Total Limited
Partners'  Capital     30,674,029   25,668,776   29,734,237      46,629,315
88,549,902


Net Asset Value Per
Unit of Limited
Partnership   Interest     993.79        713.17       631.29         618.79
826.50











Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND           RESULTS OF OPERATIONS

      Liquidity.  The Partnership's assets are on deposit in

separate  commodity interest trading accounts with  DWR  and

Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

such   assets  in  either  designated  depositories  or   in

securities   approved  by  the  Commodity  Futures   Trading

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

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is a "principals' market" in which
performance is the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-

exchange contracts with a counterparty, the sole recourse of the  Partnership  will  be the clearinghouse,  the  exchange member  or  the off-exchange contract counterparty,  as  the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter   deals  with  the  credit   risks   of   all

partnership's  for  which it serves as  General  Partner  in several ways.  First, it monitors each partnership's  credit exposure to each exchange on a daily basis, calculating  not only  the  amount  of margin required for it  but  also  the amount  of  its unrealized gains at each exchange,  if  any.

The  Commodity Brokers inform each partnership, as with  all their customers, of its net margin requirements for all  its existing  open positions, but do not break that  net  figure down, exchange by exchange.  Demeter, however, has installed a system which permits it to monitor each partnership's
potential  margin liability, exchange by exchange.   Demeter

is   then  able  to  monitor  the  individual  partnership's

potential net credit exposure to

each exchange by adding the unrealized trading gains on that exchange,  if  any,  to the partnership's  margin  liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options   and   forward  contracts)  in  each  partnership's

account.  As of December 31, 1997, Credit Agricole

Indosuez'  total capital was over $3.25 billion  and  it  is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

      Capital Resources.  The Partnership does not have, nor

does it expect to have, any capital assets.  Redemptions  of additional  Units  of Limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount and therefore, the  impact  of  future redemptions.

      Results  of Operations.  As of December 31, 1997,  the

Partnership's total capital was $31,874,031, an increase  of

$5,344,100   from   the  Partnership's  total   capital   of

$26,529,931, at December 31, 1996.  For
the  year ended December 31, 1997, the Partnership generated net  income  of $9,849,370 and total redemptions  aggregated

$4,505,270.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$12,366,515.  The

Partnership's  total expenses for the year were  $2,517,145,

resulting  in  net income of $9,849,370.  The  value  of  an individual unit in the partnership icreased from $713.17  at

December 31, 1996 to $993.79 at December 31, 1997.

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.


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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

Stock  Exchange,  the  Chicago Board Options  Exchange,  and

other major securities
exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan  Stanley retail funds.  Mr. DeMartini has  been  with

Dean  Witter his entire career, joining the firm in 1975  as an account executive.  He
served  as a branch manager, regional director and  national sales  director, before being appointed president and  chief

operating  officer of the Dean Witter Consumer Markets.   In

1988  he was named president and chief operating officer  of

Sears'  Consumer  Banking Division and in  January  1989  he

became  president and chief operating officer of Dean Witter

Capital.  Mr. DeMartini has served as chairman of the  board of  the  Nasdaq Stock Market, Inc. and vice chairman of  the board  of  the  National Association of Securities  Dealers,

Inc.   A  native  of  San Francisco, Mr. DeMartini  holds  a

bachelor's   degree  in  marketing  from  San  Diego   State

University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller  in  September 1983, and  currently  holds  those

positions.   From  July  1979  to  September  1983,  he  was

associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and

Assistant  Controller.   From 1970  to  July  1979,  he  was

associated  with  Arthur Anderson & Co.  and  prior  to  his departure served as audit manager in the financial  services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR.  Mr. Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First Boston Corporation as  a member  of  the Research and Investment Banking  Departments from  1967  to  1981.  Mr. Oelsner received  his  M.B.A.  in

Finance  from  the  Columbia University Graduate  School  of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.  Mr.  Murray began his career at DWR in 1984  and  is currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank. Ms. Behnke began her career at Arthur Anderson &  Co.,

where she was employed in the audit division from 1982-1986.

She  is a member of the AICPA and the New York State Society of Certified Public Accountants.

Item 11.  EXECUTIVE COMPENSATION

       The   Partnership  has  no  directors  and  executive

officers.   As  a limited partnership, the business  of  the

Partnership is managed by Demeter, which is responsible  for

the   administration  of  the  business   affairs   of   the

Partnership, but receives no compensation for such services.

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS

AND  MANAGEMENT       (a)   Security  Ownership  of  Certain

Beneficial Owners - As of December 31, 1997, there  were  no persons known to be beneficial owners of more than 5 percent

of   the  Units  of  Limited  Partnership  Interest  in  the

Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,  Demeter owned 1,207.506 Units of General  Partnership

Interest  representing  a  3.76  percent  interest  in   the

Partnership.

     (c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes  to  Financial Statements", in the accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form  10-K.   In  its  capacity as the Partnership's  retail

commodity   broker,   DWR   received   commodity   brokerage

commissions  (paid  and  accrued  by  the  Partnership)   of

$888,907 for the year ended December 31, 1997.

                             PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

     (a)  1. Listing of Financial Statements

      The  following  financial  statements  and  report  of

independent  public  accountants,  all  appearing   in   the

accompanying   1997   Annual   Report   to   Partners,   are

incorporated by reference in this Form 10-K:

                    -    Report of Deloitte & Touche LLP, independent
auditors, for            the years ended December 31,  1997,
1996 and 1995.

                    -    Statements of Financial Condition as of
December 31, 1997 and         1996.

      -     Statements of Operations, Changes  in  Partners'
Capital,  and              Cash Flows for  the  years  ended
December 31, 1997, 1996 and             1995.

                    -    Notes to Financial Statements.

           With  exception of the aforementioned information

and  the information incorporated in Items 7, 8 and 13,  the

1997  Annual  Report to Partners is not deemed to  be  filed with this report.

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

                                       DEAN WITTER WORLD CURRENCY FUND L.P.
                                                 (Registrant)

                                       BY:  Demeter Management Corporation,
                                                 General Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                  Mark  J.  Hawley, Director
and
                                President

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                March
24, 1998
        Mark J. Hawley, Director and
          President

    /s/  Richard M. DeMartini                          March
24, 1998
        Richard M. DeMartini, Director
          and Chairman of the Board


    /s/  Lawrence Volpe                                March
24, 1998
        Lawrence Volpe, Director


    /s/  Joseph G. Siniscalchi                         March
24, 1998
        Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                         March
24, 1998
        Edward C. Oelsner III, Director


    /s/  Robert E. Murray                              March
24, 1998
        Robert E. Murray, Director


    /s/  Patti L. Behnke                               March
24, 1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX


                                                        ITEM
METHOD OF FILING

 -3. Limited Partnership Agreement of
     the Partnership, dated as of
     December 8, 1992.                                (1)

-10.                                                  Form of the
Management Agreements among
     the Partnership, Demeter and CCA
       Capital Management                             (2)
       Inc., Colorado Commodities
     Management Corporation, Ezra Zask
     Associates Inc. and Millburn
     Ridgefield Corporation dated as
     of March 1, 1993.

-10. Customer Agreement Between the
     Partnership and DWR, dated as of                       (3)
     March 1, 1993.

-10. Management Agreement among the
     Partnership, Demeter and JWH
     dated as of June 1, 1995.                        (4)

-13. December 31, 1997 Annual Report to Limited Partners.   (5)

(1)
     Incorporated  by reference to Exhibit 3.01 and Exhibit  3.02 of  the  Partnership's Registration Statement  on  Form  S-1
     (File No. 33-55806).

(2)
     Incorporated   by  reference  to  Exhibit   10.02   of   the
     Partnership's Registration Statement on Form S-1  (File  No.
     33-55806).

(3)
     Incorporated   by  reference  to  Exhibit   10.01   of   the
     Partnership's Registration Statement on Form S-1  (File  No.
     33-55806).

(4)
     Incorporated   by  reference  to  Exhibit   10.03   of   the
     Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1995.

(5)                                                         Filed
     herewith.

World
Currency
Fund
December 31, 1997
Annual Report                                    [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER WORLD CURRENCY FUND L.P.
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the fifth annual report for the Dean Witter World Currency Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $713.17, and increased by 39.4% to $993.79 on December 31, 1997. The Fund has decreased by .6% since its inception of trading in April 1993 ( a compound annualized return of -0.1%).

The Fund recorded significant gains during January as advisors took advantage of a strong upward move in the value of the U.S. dollar. Profits were recorded from short positions in the Japanese yen, German mark and both the Swiss and French francs. During February, the Fund experienced gains as the value of the U.S. dollar continued to strengthen versus most world currencies. The most significant gains were recorded from short German mark, Swiss franc, Japanese yen and Singapore dollar positions. The Fund experienced losses during March from short positions in the German mark and Swiss franc as the value of these currencies moved higher versus the U.S. dollar after trending lower previously. A portion of these losses was offset as the value of the Singapore dollar continued to trend lower.

The Fund recorded gains during April as the value of the U.S. dollar continued to strengthen relative to the Japanese yen. Smaller gains were recorded from short positions in the German mark and Singapore dollar. A portion of these gains was offset by losses recorded from transactions involving the British pound as its value moved in a trendless range during the month. In May, the Fund recorded losses from previously established short Japanese yen positions as its value increased sharply early in the month. This upward move resulted in new long positions, which experienced losses late in the month as the yen decreased in value. During June, the Fund experienced gains from short German mark positions as the value of the U.S. dollar increased versus the mark. Additional gains were recorded from long Japanese yen positions.

The Fund recorded gains during July from a strengthening in value of the U.S. dollar versus most world currencies. The most significant gains were recorded from short positions in European and Pacific Rim currencies. In August, the Fund recorded losses due to trend reversals and choppy movement in the value of most European currencies. The most significant losses were recorded from short German mark and Swiss franc positions. A majority of the months' losses was offset by gains resulting from the Asian currency crisis from short Malaysian ringgit and Singapore dollar positions. During September, the Fund experienced small profits due primarily to the continued weakening trend in the value of the Malaysian ringgit. A portion of these gains was offset by losses experienced from trendless movement in the value of the British pound and Swiss franc.

The Fund recorded losses during October due primarily to short positions in the German mark and Swiss franc as the value of these currencies strengthened relative to the U.S. dollar. Smaller losses were recorded from transactions involving the Mexican peso. The Fund posted profits during November from short Japanese yen positions as its value moved sharply lower amid concerns over Asian economic stability. Smaller gains were recorded from short Australian dollar and Malaysian ringgit positions. As the economic turmoil in the Far East continued during December, additional gains were recorded from short positions in Pacific Rim currencies, as well as the German mark and Swiss franc.

Overall, the Fund recorded extremely strong profits for the year due primarily to a strengthening in value of the U.S. dollar versus most world currencies throughout much of 1997. The most significant gains were recorded from short positions in the Japanese yen during January and February. Additional gains were recorded as the U.S. dollar increased in value versus most European and Pacific Rim currencies during July. In the wake of the Asian currency crisis during November and December, the Fund was again able to capture profits from short positions in the Japanese yen and other Pacific Rim currencies.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

/s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER WORLD CURRENCY FUND L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter World Currency Fund L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter World Currency Fund L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 17, 1998
New York, New York

DEAN WITTER WORLD CURRENCY FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                    ---------------------
                                                       1997       1996
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                               31,327,827 25,825,801
 Net unrealized gain on open contracts                 775,529  1,242,668
 Net option premiums                                    49,687    230,200
                                                    ---------- ----------
 Total Trading Equity                               32,153,043 27,298,669
Interest receivable (DWR)                              106,973     87,895
Due from DWR                                               --      40,800
                                                    ---------- ----------
 Total Assets                                       32,260,016 27,427,364
                                                    ========== ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                   305,335    779,025
 Accrued management fees                                80,650     68,410
 Accrued brokerage commissions (DWR)                       --      26,388
 Accrued administrative expenses                           --      21,908
 Accrued transaction fees and costs                        --       1,702
                                                    ---------- ----------
 Total Liabilities                                     385,985    897,433
                                                    ---------- ----------
PARTNERS' CAPITAL
 Limited Partners (30,865.833 and 35,992.609 Units,
   respectively)                                    30,674,029 25,668,776
 General Partner (1,207.506 Units)                   1,200,002    861,155
                                                    ---------- ----------
 Total Partners' Capital                            31,874,031 26,529,931
                                                    ---------- ----------
 Total Liabilities and Partners' Capital            32,260,016 27,427,364
                                                    ========== ==========
NET ASSET VALUE PER UNIT                                993.79     713.17
                                                    ========== ==========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
STATEMENTS OF OPERATIONS

                                  FOR THE YEARS ENDED
                                      DECEMBER 31,
                                1997       1996      1995
                             ----------  --------- ---------
                                 $           $         $
REVENUES
Trading Profit (Loss):
 Realized                    11,608,498  2,720,213 1,451,982
 Net change in unrealized      (467,139) 1,877,237 1,539,185
                             ----------  --------- ---------
 Total Trading Results       11,141,359  4,597,450 2,991,167
Interest income (DWR)         1,225,156  1,149,186 1,822,853
                             ----------  --------- ---------
 Total Revenues              12,366,515  5,746,636 4,814,020
                             ----------  --------- ---------
EXPENSES
Management fees                 922,702    871,626 1,225,699
Brokerage commissions (DWR)     888,907  1,280,404 1,730,874
Incentive Fee                   564,539        --        --
Administrative expenses          75,084     74,537   106,193
Transaction fees and costs       65,913     81,225   270,444
                             ----------  --------- ---------
  Total Expenses              2,517,145  2,307,792 3,333,210
                             ----------  --------- ---------
NET INCOME                    9,849,370  3,438,844 1,480,810
                             ==========  ========= =========
NET INCOME ALLOCATION:
Limited Partners              9,510,523  3,339,974 1,465,713
General Partner                 338,847     98,870    15,097
NET INCOME PER UNIT:
Limited Partners                 280.62      81.88     12.50
General Partner                  280.62      81.88     12.50

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER     TOTAL
                             -----------  -----------  --------- -----------
                                               $           $          $
Partners' Capital, December
31, 1994                      76,563.617   46,629,315    747,188  47,376,503
Net Income                           --     1,465,713     15,097   1,480,810
Redemptions                  (28,255.254) (18,360,791)       --  (18,360,791)
                             -----------  -----------  --------- -----------
Partners' Capital, December
31, 1995                      48,308.363   29,734,237    762,285  30,496,522
Net Income                           --     3,339,974     98,870   3,438,844
Redemptions                  (11,108.248)  (7,405,435)       --   (7,405,435)
                             -----------  -----------  --------- -----------
Partners' Capital,
December 31, 1996             37,200.115   25,668,776    861,155  26,529,931
Net Income                           --     9,510,523    338,847   9,849,370
Redemptions                  (5,126.776)   (4,505,270)       --   (4,505,270)
                             -----------  -----------  --------- -----------
Partners' Capital, December
31, 1997                      32,073.339   30,674,029  1,200,002  31,874,031
                             ===========  ===========  ========= ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
STATEMENTS OF CASH FLOWS

                                                 FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                             1997        1996        1995
                                          ----------  ----------  -----------
                                              $           $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 9,849,370   3,438,844    1,480,810
Noncash item included in net income:
 Net change in unrealized                    467,139  (1,877,237)  (1,539,185)
(Increase) decrease in operating assets:
 Net option premiums                         180,513     (34,462)     608,212
 Interest receivable (DWR)                   (19,078)     25,983       86,762
 Due from DWR                                 40,800     (40,800)      86,859
Increase (decrease) in operating
  liabilities:
 Accrued management fees                      12,240     (10,260)     (45,137)
 Accrued brokerage commissions (DWR)         (26,388)     14,004       12,384
 Accrued administrative expenses             (21,908)    (75,389)      30,668
 Accrued transaction fees and costs           (1,702)      1,083          619
                                          ----------  ----------  -----------
Net cash provided by operating
  activities                              10,480,986   1,441,766      721,992
                                          ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in redemptions payable             (473,690)   (126,862)  (1,130,420)
Redemptions of units                      (4,505,270) (7,405,435) (18,360,791)
                                          ----------  ----------  -----------
Net cash used for financing activities    (4,978,960) (7,532,297) (19,491,211)
                                          ----------  ----------  -----------
Net increase (decrease) in cash            5,502,026  (6,090,531) (18,769,219)
Balance at beginning of period            25,825,801  31,916,332   50,685,551
                                          ----------  ----------  -----------
Balance at end of period                  31,327,827  25,825,801   31,916,332
                                          ==========  ==========  ===========



   The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Demeter has retained John W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Milburn") as the trading advisors of the Partnership.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures, Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts, commodity options and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury Bills issued during the month. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis.

Prior to September 1, 1996 brokerage commissions were capped at 3/4 of 1% per month of the Net Assets allocated to each trading advisor as defined in the Limited Partnership Agreement.

Effective September 1, 1996, brokerage commissions and transaction fees chargeable to the Partnership have been capped at 13/20 of 1% per month of the Partnership's month-end Net Assets as defined in the Limited Partnership Agreement.

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month upon five business days advance notice by redemption form to Demeter.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Under its Customer Agreement with DWR, the Partnership pays DWR brokerage commissions as described in Note 1.

3. TRADING ADVISORS

Compensation to JWH and Millburn consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The Partnership pays a monthly management fee equal to 1/4 of 1% per month of the Partnership's adjusted Net Assets, as defined, as of the last day of each month.

INCENTIVE FEE--The Partnership pays a quarterly incentive fee to each trading advisor equal to 17.5% of "Trading Profits", as defined in the Limited Partnership Agreement, experienced with respect to the Net Assets allocated to such trading advisor as of the end of each calendar quarter. Such incentive fee is accrued in each month in which Trading Profits occur. In those months in which Trading Profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee, (earned through the redemption date), is to be paid to such advisor on those redemptions in the month of such redemptions.

4. FINANCIAL INSTRUMENTS

The Partnership trades commodity futures contracts, options contracts and forward contracts on foreign currencies. Futures, options and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ---------------------------
                             1997          1996
                         ------------- -------------
                               $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase           --      8,348,000
 Commitments to Sell               --     64,040,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS:
 Commitments to Purchase    56,832,000   111,517,000
 Commitments to Sell       114,502,000   131,009,000

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $775,529 and $1,242,668 at December 31, 1997 and 1996,
respectively.

Of the $775,529 net unrealized gain on open contracts at December 31, 1997, $(24,755) related to exchange-traded futures contracts and $800,284 related to off-exchange-traded forward currency contracts.

Of the $1,242,668, net unrealized gain on open contracts at December 31, 1996, $1,289,462 related to exchange-traded futures contracts and $(46,794) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through March 1998 and March 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through March 1998 and March 1997, respectively.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnerships' assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange-traded futures and options contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and option contracts including an amount equal to the net unrealized gain on all open futures and option contracts, which funds totaled $31,303,072 and $27,115,263 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez has guaranteed Carr's obligations to the Partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                       1997
                              -----------------------
                                ASSETS    LIABILITIES
                              ----------- -----------
                                   $           $
EXCHANGE-TRADED CONTRACTS
 Financial Futures              6,501,000  19,214,000
OFF-EXCHANGE-TRADED
  FORWARD CURRENCY CONTRACTS  130,462,000 152,556,000
                                       1996
                              -----------------------
                                ASSETS    LIABILITIES
                              ----------- -----------
                                   $           $
EXCHANGE-TRADED CONTRACTS
 Financial Futures             11,267,000  36,511,000
 Options on Financial Futures  31,535,000         --
OFF-EXCHANGE-TRADED
  FORWARD CURRENCY CONTRACTS  150,360,000 162,534,000

5. LEGAL MATTERS

On September 6, 10, and 20, 1996 and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors (including JWH) to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors (including JWH) on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148