Form 10-Q
period 1998-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 1998-05-15
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or


[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to


Commission File No. 33-55806

                      DEAN WITTER WORLD CURRENCY FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3700691
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
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

                         March 31, 1998



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1998
     (Unaudited) and December 31, 1997.........................2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997(Unaudited)....................... 3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1998 and 1997
     (Unaudited)...............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997(Unaudited)....................... 5

        Notes to Financial Statements (Unaudited)..............6-
     10


Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......11-14


Part II. OTHER INFORMATION


Item 1. Legal Proceedings..................................15-16

Item 6. Exhibits and Reports on Form 8-K..................... 17






                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STAEMENTS

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             29,030,547     31,327,827
 Net unrealized gain on open contracts1,254,456     775,529
 Net option premiums                 286,550           49,687

 Total Trading Equity             30,571,553     32,153,043

Interest receivable (DWR)            101,827        106,973

 Total Assets                     30,673,380     32,260,016

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                526,343           305,335
 Accrued management fees             76,636            80,650
 Accrued administrative expenses     18,856              -

 Total Liabilities                  621,835           385,985

Partners' Capital

 Limited Partners (29,590.040 and
    30,865.833 Units, respectively)28,873,288     30,674,029
 General Partner (1,207.506 Units)    1,178,257     1,200,002

 Total Partners' Capital          30,051,545       31,874,031

  Total  Liabilities and Partners' Capital    30,673,380     32,2

60,016



NET ASSET VALUE PER UNIT             975.78              993.79


        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    (908,319)     7,226,184
    Net change in unrealized     478,927      (1,330,691)

      Total Trading Results     (429,392)      5,895,493

 Interest Income (DWR)           306,582         304,271

      Total Revenues            (122,810)       6,199,764

EXPENSES

          Management         fees                         228,049
231,664
 Brokerage commissions (DWR)     218,758        235,860
 Administrative expenses          18,861         18,628
 Transaction fees and costs       11,716           15,220
 Incentive fees                   -             489,505

    Total Expenses               477,384          990,877

NET INCOME (LOSS)               (600,194)     5,208,887


NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(578,449)                                     5,038,590
                          General                         Partner
(21,745)                                        170,297

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(18.01)                                          141.03
                          General                         Partner
(18.01)                                     141.03



        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1996    37,200.115           $25,668,776           $861,155
$26,529,931

Net Income             -                   5,038,590             170,297
5,208,887

Redemptions          (1,617.738)             (1,344,340)                 -
(1,344,340)

Partners' Capital,
 March 31, 1997       35,582.377           $29,363,026           $1,031,452
$30,394,478




Partners' Capital,
 December 31, 1997    32,073.339           $30,674,029           $1,200,002
$31,874,031

Net Loss                -                  (578,449)    (21,745)      (600,194)

Redemptions           (1,275.793)             (1,222,292)                  -
(1,222,292)

Partners' Capital,
 March 31, 1998      30,797.546              $28,873,288           $1,178,257
$30,051,545












         The accompanying footnotes are an integral part of these financial statements.




              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       1998           1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net        income        (loss)                         (600,194)
5,208,887
Noncash item included in net income (loss):
      Net  change  in  unrealized        (478,927)              1
,330,691

(Increase)decrease in operating assets:
    Net option premiums             (236,863)            230,200
    Interest receivable (DWR)         5,146              (22,149)
    Due from DWR                      -                  40,800

Increase (decrease) in operating liabilities:
    Accrued management fees           (4,014)            8,553
    Accrued administrative expenses  18,856              18,628
    Accrued incentive fees            -                  489,472
    Accrued brokerage commissions (DWR)-                 (14,508)
       Accrued   transaction   fees   and    costs              -
(997)

Net cash provided by (used for) operating activities  (1,295,996)
7,289,577


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase  (decrease)  in  redemptions  payable  221,008       (
313,465)
   Redemption  of  units               (1,222,292)              (
1,344,340)

Net  cash  used  for  financing  activities    (1,001,284)      (
1,657,805)


Net  increase  (decrease)  in  cash    (2,297,280)              5
,631,772

Balance  at  beginning  of  period     31,327,827               2
5,825,801

Balance  at  end  of  period            29,030,547              3
1,457,573



        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition  of  Dean  Witter  World

Currency Fund L.P. (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the

Partnership's December 31, 1997 Annual Report on Form 10K.


1. Organization

Dean  Witter  World  Currency Fund L.P. is a limited  partnership organized  to  engage  in the speculative  trading  of  commodity

futures   contracts,  commodity  options  contracts  and  forward

contracts  on  foreign currencies.  The general partner  for  the

Partnership  is Demeter Management Corporation ("Demeter").   The

non-clearing  commodity  broker  is  Dean  Witter  Reynolds  Inc.

("DWR"),   with  an  unaffiliated  broker,  Carr  Futures,   Inc.

("Carr"), providing clearing and execution services. Both Demeter and  DWR  are  wholly-owned subsidiaries of Morgan  Stanley  Dean

Witter  &  Co. ("MSDW").  Demeter has retained John  W.  Henry  &

Company, Inc. ("JWH") and Millburn Ridgefield Corporation as  the

trading advisors of the Partnership.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR pays interest on these funds based on current 13-week U.S.

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The  Partnership  trades  commodity  futures  contracts,  options

contracts and forward contracts on foreign currencies.   Futures,

options and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                              Contract or Notional Amount
                            March 31, 1998  December 31, 1997
                                    $                $

Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      51,754,000      56,832,000
   Commitments to Sell          96,913,000     114,502,000


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

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,254,456 and

$775,529 at March 31, 1998 and December 31, 1997, respectively.



Of  the $1,254,456 net unrealized gain on open contracts at March

31,  1998,  $120,368 related to exchange-traded futures contracts and  $1,134,088  related to off-exchange-traded forward  currency contracts.



Of the $775,529 net unrealized gain on open contracts at December

31,  1997, $(24,755) related to exchange-traded futures contracts and  $800,284  related  to off-exchange-traded  forward  currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  1998 and December  31,  1997  mature through June 1998, and March 1998, respectively.



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

Partnership's Statements of Financial Condition.

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily  basis.   DWR

and  Carr,  as the futures commission merchants for  all  of  the

Partnership's exchange-traded futures and options contracts,  are required pursuant to regulations of the Commodity Futures Trading

Commission ("CFTC") to segregate from their own assets,  and  for the sole benefit of their commodity customers, all funds held  by

them   with  respect  to  exchange-traded  futures  and   options

contracts including an amount equal to the net unrealized gain on all  open  futures  and  option contracts,  which  funds  totaled

$29,150,915  and $31,303,072 at March 31, 1998 and  December  31,

1997,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts, to perform.  Carr's parent, Credit Agricole  Indosuez,

has guaranteed Carr's obligations to the Partnership.

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                             March 31, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts
 Options on Financial Futures          5,679,000         -
Off-Exchange-Traded Forward
 Currency Contracts                  127,362,000    165,398,000


                                            December 31, 1997
                                       Assets         Liabilities
                                         $                 $
Exchange-Traded Contracts
  Financial Futures                    6,501,000      19,214,000
Off-Exchange-Traded Forward
 Currency Contracts                  130,462,000     152,556,000

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



The  Partnership's  investment  in commodity  futures  contracts,

forward  contracts and other commodity interest may be  illiquid.

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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading losses net of interest income were $122,810.  During  the first quarter, the Partnership recorded a loss in Net Asset Value

per  Unit.   The  most  significant losses were  recorded  during

January  and  February as the stability of the  Japanese  economy remained  questionable.  As a result of this instability,  losses were  recorded as the value of the Japanese yen moved in a short-

term  volatile pattern.  A portion of those losses was offset  by gains recorded in March from short Japanese yen positions as the value of the U.S. dollar strengthened relative to the yen.

Additional  losses  were recorded from short South  African  rand positions  as its value moved higher relative to the U.S.  dollar during February and the beginning of March after showing signs of moving  lower  in  January.  Smaller losses  were  recorded  from transactions  involving the Australian dollar and  British  pound

relative  to  the  U.S.  dollar and other  world  currencies.   A

portion  of the Partnership's overall losses was offset by  gains recorded  during  March  from short positions  in  most  European currencies as the value of the U.S. dollar increased relative  to the  Swiss franc, German mark, and to a lesser extent, the French franc  and  Spanish peseta.  Total expenses for the quarter  were

$477,384, resulting in a net loss of $600,194.  The value  of  an individual  Unit  in the Partnership decreased  from  $993.79  at

December 31, 1997 to $975.78 at March 31, 1998.



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

Futures  &  Currency Management Inc. ("DWFCM"),  MSDW  (all  such parties referred to hereafter as the "Dean Witter Parties"),  the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors  (including JWH) to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended complaint,  alleging,  among other things,  that  the  defendants committed  fraud,  deceit,  negligent misrepresentation,  various violations  of the California Corporations Code, intentional  and

negligent  breach  of  fiduciary  duty,  fraudulent  and   unfair

business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools,

including the Partnership, sold by DWR.  Similar purported  class actions  were  also filed on September 18 and 20,  1996,  in  the

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




                                Dean  Witter World Currency  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.