Form 10-Q/A
period 1998-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 1998-05-15
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q/A


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



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1998  and December 31, 1997 mature through  September

1998  and  March 1998, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 1998  and

December  31,  1997  mature through June 1998,  and  March  1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial instrument, but not the credit risk associated with

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


Credit  Agricole Indosuez, has guaranteed Carr's  obligations  to the Partnership.



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