Form 10-Q
period 1998-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 1998-08-13
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-23826

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

              DEAN WITTER WORLD CURRENCY FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1998
     (Unaudited) and December 31, 1997....................2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1998 and 1997
     (Unaudited)..........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................6

        Notes to Financial Statements (Unaudited).........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.12-17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................18

Item 6. Exhibits and Reports on Form 8-K.................19



                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             29,379,174     31,327,827
 Net unrealized gain on open contracts664,184       775,529
 Net option premiums                 254,238         49,687

 Total Trading Equity             30,297,596     32,153,043

Interest receivable (DWR)             93,404        106,973
Due from DWR                          49,606             -

 Total Assets                     30,440,606     32,260,016


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 254,435        305,335
 Accrued management fees              76,008          80,650
 Accrued administrative expenses      37,241         -

 Total Liabilities                   367,684        385,985

Partners' Capital

 Limited Partners (28,010.066 and
  30,865.833 Units, respectively) 28,830,066     30,674,029
 General Partner (1,207.506 Units)   1,242,856    1,200,002

 Total Partners' Capital          30,072,922     31,874,031

 Total Liabilities and Partners' Capital   30,440,606  32,260,016


NET ASSET VALUE PER UNIT           1,029.28            993.79

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     2,408,497    (758,374)
    Net change in unrealized     (590,272)     992,899

      Total Trading Results      1,818,225     234,525

 Interest Income (DWR)             285,996     310,129

      Total Revenues             2,104,221     544,654

EXPENSES

 Brokerage commissions (DWR)       301,092     241,038
 Management fees                   221,632     225,665
 Administrative expenses            18,385      18,808
 Transaction fees and costs         17,391       19,802

    Total Expenses                 558,500      505,313

NET INCOME                       1,545,721       39,341


NET INCOME ALLOCATION

                         Limited                         Partners
1,481,122                                       38,035
                          General                         Partner
64,599                                           1,306

NET INCOME PER UNIT

                         Limited                         Partners
53.50                                       1.08
                          General                         Partner
53.50                              1.08


          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,500,178   6,467,810
    Net change in unrealized       (111,345)     (337,792)

      Total Trading Results      1,388,833   6,130,018

 Interest Income (DWR)             592,578       614,400

      Total Revenues             1,981,411   6,744,418

EXPENSES

 Brokerage commissions (DWR)       519,850     476,898
 Management fees                   449,681     457,329
 Administrative expenses            37,246      37,436
 Transaction fees and costs         29,107       35,022
 Incentive fees                    -            489,505

    Total Expenses               1,035,884    1,496,190

NET INCOME                         945,527   5,248,228


NET INCOME ALLOCATION

                         Limited                         Partners
902,673                                     5,076,625
                          General                         Partner
42,854                                      171,603

NET INCOME PER UNIT

                         Limited                         Partners
35.49                        142.11
                          General                         Partner
35.49                        142.11


          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1996   37,200.115            $25,668,776           $861,155
$26,529,931

Net Income              -                  5,076,625             171,603
5,248,228

Redemptions           (3,105.235)          (2,617,412)                    -
(2,617,412)

Partners' Capital,
 June 30, 1997       34,094.880            $28,127,989           $1,032,758
$29,160,747



Partners' Capital,
 December 31, 1997   32,073.339            $30,674,029           $1,200,002
$31,874,031

Net Income             -                     902,673             42,854
945,527

Redemptions           (2,855.767)          (2,746,636)                     -
(2,746,636)

Partners' Capital,
 June 30, 1998       29,217.572            $28,830,066           $1,242,856
$30,072,922








           The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                            945,527                 5
,248,228
Noncash item included in net income:
    Net change in unrealized        111,345              337,792

(Increase)decrease in operating assets:
    Net option premiums             (204,551)            230,200
    Interest receivable (DWR)        13,569              (8,084)
    Due from DWR                     (49,606)            40,800

Increase (decrease) in operating liabilities:
    Accrued management fees           (4,642)            6,279
    Accrued administrative expenses  37,241              (9,740)
    Accrued brokerage commissions (DWR)-                 (15,012)
       Accrued   transaction   fees   and    costs              -
(805)

Net  cash  provided  by  operating  activities   848,883        5
,829,658


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease  in  redemptions  payable      (50,900)             (
137,473)
   Redemption  of  units               (2,746,636)              (
2,617,412)

Net  cash  used  for  financing  activities  (2,797,536)        (
2,754,885)


Net  increase  (decrease)  in  cash    (1,948,653)              3
,074,773

Balance  at  beginning  of  period      31,327,827              2
5,825,801

Balance  at  end  of  period            29,379,174              2
8,900,574



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

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  World  Currency Fund L.P. is a limited  partnership organized  to  engage  in the speculative  trading  of  commodity

futures   contracts,  commodity  options  contracts  and  forward

contracts   on   foreign   currencies   (collectively,   "futures

interests").    The   general  partner  is   Demeter   Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), providing  clearing and  execution  services.  Both Demeter and DWR are  wholly-owned subsidiaries  of  Morgan  Stanley Dean  Witter  &  Co.  ("MSDW").

Demeter  has  retained John W. Henry & Company, Inc. ("JWH")  and

Millburn  Ridgefield Corporation as the trading advisors  of  the

Partnership.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The  Partnership  trades commodity futures, options  and  forward contracts  on foreign currencies.  Futures, options and  forwards represent  contracts for delayed delivery of an instrument  at  a specified date and price.  Risk arises from changes in the  value of  these contracts and the potential inability of counterparties to  perform under the terms of the contracts.  There are numerous factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.  At June 30,

1998 and December 31, 1997, open contracts were:

                                 Contract or Notional Amount
                              June 30, 1998   December 31, 1997
                                    $                  $
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     125,628,000        56,832,000
   Commitments to Sell         184,064,000       114,502,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same date in the future.  These commitments are economically

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $664,184  and

$775,529 at June 30, 1998 and December 31, 1997, respectively.



Of the $664,184 net unrealized gain on open contracts at June 30,

1998,  $13,493  related to exchange-traded futures contracts  and

$650,691   related   to  off-exchange-traded   forward   currency

contracts.



Of the $775,529 net unrealized gain on open contracts at December

31,  1997, $(24,755) related to exchange-traded futures contracts and  $800,284  related  to off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1998 and December 31, 1997 mature through September 1998 and

March  1998, respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1998 and  December

31,   1997   mature  through  September  1998  and  March   1998,

respectively.

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and futures styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily

basis.   Each  of DWR and Carr, as a futures commission  merchant

for  the Partnership's exchange-traded futures and futures styled options contracts, are required, pursuant to regulations  of  the

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets  and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures styled  options contracts, which funds, in the aggregate, totaled

$29,392,667  and  $31,303,072 at June 30, 1998 and  December  31,

1997,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements of variations in value nor is there any requirement

              DEAN WITTER WORLD CURRENCY FUND L.P.

           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the Partnership, payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).



For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                            June 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts
  Options on Financial Futures        12,058,000          -
Off-Exchange-Traded Forward
 Currency Contracts                  144,891,000     175,890,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions  of  Units  of

Limited Partnership Interest in the future will affect the amount of  funds  available  for  investment  in  futures  interests  in

subsequent  periods.   Since they are at the  discretion  of  the

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  revenues including interest income of  $2,104,221

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains were recorded from short positions in the South

African rand held throughout the quarter.  Gains were recorded in

April as this currency weakened versus the U.S. dollar and in May from a devaluation relative to the U.S. dollar late in the month.

Short  positions in the rand continued to profit as the value  of the South African rand trended sharply lower relative to the U.S.

dollar  in  June  despite intervention by that country's  central bank  late  in  the month.  Additional gains were  recorded  from short Japanese yen positions as the value of the yen fell to a seven and a half year low versus the U.S. dollar during May amid

growing  concerns  regarding the Asian  economic  crisis.   Short

Japanese  yen  positions held during June contributed  additional profits as the value of the yen decreased versus the U.S.  dollar

despite   coordinated  intervention  by  the  U.S.  and  Japanese

governments  during the third week of June in an effort  to  halt the  downward  slide  of the yen.  Smaller  currency  gains  were recorded  from short positions in the Australian and New  Zealand

dollars.   A portion of the Partnership's overall gains  for  the

second quarter was offset by losses recorded from short positions in  the  German  mark  and Swiss franc  as  the  value  of  these currencies  strengthened relative to other  world  currencies  in

April  and May.  Transactions involving the German mark continued

to result in losses during June.  Smaller losses were experienced from long British pound positions held during May as the value of the  pound decreased relative to the U.S. dollar, and short pound positions  held  during June as the value of the pound  increased sharply  during mid-month.  Total expenses for the  three  months ended  June  30, 1998 were $558,500, resulting in net  income  of

$1,545,721.   The value of an individual Unit in the  Partnership

increased from $975.78 at March 31, 1998 to $1,029.28 at June 30,

1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  revenues including interest income of  $1,981,411

and  posted  an increase in Net Asset Value per Unit.   The  most

significant trading gains were recorded from short South  African rand positions as its value moved sharply lower relative to the

U.S.  dollar  during the second quarter.  Additional  gains  were recorded  from  short Japanese yen positions as the  U.S.  dollar

strengthened  versus the yen during March.   Short  Japanese  yen

positions  continued to profit during the second quarter  as  the yen  reached  a seven and a half year low relative  to  the  U.S.

dollar  during May and preceded lower until mid-June.  A  portion of  the  Partnership's overall gains was offset  by  losses  from trading  the German mark and British pound throughout the  second

quarter.   Smaller currency gains recorded from short  Australian

and   New  Zealand  dollar  positions  also  contributed  to  the

Partnership's  profits  during the first  half  of  1998.   Total

expenses  for the six months ended June 30, 1998 were $1,035,884,

resulting  in net income of $945,527.  The value of an individual

Unit  in  the Partnership increased from $993.79 at December  31,

1997 to $1,029.28 at June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total trading revenues including interest income of $544,654  and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant trading gains were recorded during April  from  short positions  in  the Japanese yen as the value of the  U.S.  dollar continued  to strengthen versus the yen.  Additional  gains  were recorded  in  the  Japanese yen during  June  as  long  positions profited  from an increase in value relative to the U.S.  dollar.

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

U.S.  dollar during May and June.  Total expenses for  the  three months  ended June 30, 1997 were $505,313, generating net  income

of  $39,341.   The value of an individual Unit in the Partnership

increased from $854.20 at March 31, 1997 to $855.28 at  June  30,

1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues including interest income of  $6,744,418

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  trading  gains  were  recorded  during  January  and

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

March and April as its value moved in a trendless pattern.  Total expenses  for the six months ended June 30, 1997 were  $1,496,190

resulting  in  net  income  of  $5,248,228.   The  value  of   an

individual  Unit  in the Partnership increased  from  $713.17  at

December 31, 1996 to $855.28 at June 30, 1997.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998.

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




                                Dean  Witter World Currency  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August  12,  1998                By:  /s/ Lewis A.  Raibley,  III
Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.