Form 10-Q
period 1998-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 1998-11-10
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                       September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1998
     (Unaudited) and December 31, 1997.........................2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)...................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1998 and 1997
     (Unaudited)...............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...................6

        Notes to Financial Statements (Unaudited)..............7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......12-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................20

Item 6. Exhibits and Reports on Form 8-K......................20





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               27,072,378   31,327,827
 Net unrealized gain on open contracts1,327,287     775,529
 Net option premiums                -                49,687

 Total Trading Equity               28,399,665   32,153,043

Interest receivable (DWR)               85,032      106,973

 Total Assets                       28,484,697   32,260,016

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 1,282,440        305,335
 Accrued management fees               71,073          80,650
 Accrued administrative expenses       55,578           -

 Total Liabilities                  1,409,091         385,985

Partners' Capital

 Limited Partners (26,841.821 and
  30,865.833 Units, respectively)  26,764,006      30,674,029
 General Partner (312.506 and
  1,207.506 Units, respectively)      311,600       1,200,002

 Total Partners' Capital           27,075,606      31,874,031

  Total  Liabilities and Partners' Capital    28,484,697    32,26
0,016


NET ASSET VALUE PER UNIT               997.10          993.79

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (1,346,449)  2,523,168
    Net change in unrealized       663,103      (106,902)

      Total Trading Results        (683,346)  2,416,266

 Interest Income (DWR)             271,614       304,376

      Total Revenues               (411,732)  2,720,642

EXPENSES

 Brokerage commissions (DWR)       277,920      184,683
 Management fees                   215,853      232,128
 Transaction fees and costs         18,670          16,523
 Administrative expenses            18,337       18,804
 Incentive fees                      -             73,082

      Total Expenses               530,780       525,220

NET INCOME (LOSS)                  (942,512)       2,195,422


NET INCOME (LOSS) ALLOCATION

 Limited Partners                  (903,661)  2,117,604
 General Partner                    (38,851)     77,818

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(32.18)                                   64.45
                          General                         Partner
(32.18)                       64.45



          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                            153,729     8,990,979
Net change in unrealized             551,758      (444,695)

      Total Trading Results          705,487  8,546,284

 Interest Income (DWR)               864,192     918,776

      Total Revenues               1,569,679  9,465,060


EXPENSES

 Brokerage commissions (DWR)         797,770   661,581
 Management fees                     665,534   689,457
 Administrative expenses              55,583    56,240
 Transaction fees and costs           47,777      51,546
 Incentive fees                     -           562,586

      Total Expenses               1,566,664 2,021,410

NET INCOME                             3,015 7,443,650


NET INCOME (LOSS) ALLOCATION

 Limited Partners                      (988)  7,194,229
 General Partner                     4,003      249,421


NET INCOME PER UNIT

 Limited Partners                       3.31     206.56
 General Partner                        3.31     206.56


          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
 December 31, 1996   37,200.115            $25,668,776           $861,155
$26,529,931
Net Income             -                   7,194,229             249,421
7,443,650

Redemptions           (4,342.426)             (3,753,466)                 -
(3,753,466)

Partners' Capital
 September 30, 1997     32,857.689          $29,109,539            $1,110,576
$30,220,115




Partners' Capital
 December 31, 1997     32,073.339          $30,674,029           $1,200,002
$31,874,031

Net Income               -                     (988)     4,003        3,015

Redemptions           (4,919.012)           (3,909,035)            (892,405)
(4,801,440)

Partners' Capital
 September 30, 1998    27,154.327           $26,764,006            $311,600
$27,075,606












           The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                             3,015                  7
,443,650
Noncash item included in net income:
    Net change in unrealized      (551,758)              444,695

(Increase) decrease in operating assets:
    Net option premiums             49,687               230,200
    Interest receivable (DWR)       21,941               (9,424)
    Due from DWR                     -                   40,800

Increase (decrease) in operating liabilities:
    Accrued management fees         (9,577)              8,186
    Accrued administrative expenses 55,578               9,064
           Accrued       incentive        fees                  -
73,081
    Accrued brokerage commissions (DWR) -                (26,388)
       Accrued    transaction   fees    and    costs            -
(1,702)

Net  cash  provided by (used for) operating activities  (431,114)
8,212,162


CASH FLOWS FROM FINANCING ACTIVITIES

    Increase    (decrease)    in    redemptions    payable977,105
(510,539)
   Redemptions  of  units            (4,801,440)                (
3,753,466)

Net  cash  used  for  financing  activities   (3,824,335)       (
4,264,005)


Net  increase  (decrease)  in  cash  (4,255,449)                3
,948,157

Balance  at  beginning  of  period   31,327,827                 2
5,825,801

Balance  at  end  of  period         27,072,378                 2
9,773,958


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

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean Witter Reynolds Inc. ("DWR"), an affiliate of Demeter.   The

clearing   commodity  broker  is  Carr  Futures  Inc.   ("Carr"),

providing clearing and execution services.  Both Demeter and  DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

("MSDW").   Demeter has retained as the trading advisors  of  the

Partnership  John W. Henry & Company, Inc. ("JWH")  and  Millburn

Ridgefield Corporation (the "Trading Advisors").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as needed.

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

September 30, 1998 and December 31, 1997, open contracts were:

                                 Contract or Notional Amount
                           September 30, 1998   December 31, 1997
                                    $                  $
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       152,144,000      56,832,000
   Commitments to Sell            84,145,000     114,502,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



<pae>
              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,327,287 and

$775,529   at   September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $1,327,287  net unrealized gain  on  open  contracts  at

September 30, 1998, $(244,828) related to exchange-traded futures contracts  and $1,572,115 related to off-exchange-traded  forward currency contracts.



Of the $775,529 net unrealized gain on open contracts at December

31,  1997, $(24,755) related to exchange-traded futures contracts and  $800,284  related  to off-exchange-traded  forward  currency contracts.



No exchange-traded futures contracts were held by the Partnership at  September 30, 1998 or December 31, 1997.  Off-exchange-traded forward  currency contracts held by the Partnership at  September

30,  1998 and December 31, 1997 mature through December 1998  and

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

$26,827,550  and $31,303,072 at September 30, 1998  and  December

31,  1997,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements of variations in value nor is there any requirement

              DEAN WITTER WORLD CURRENCY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the  Partnership payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).



For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                         September 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts
  Options on Financial Futures        10,101,000           -
Off-Exchange-Traded Forward
 Currency Contracts                  171,342,000     188,897,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established for  each  Trading

Advisor  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited Partnership Interest will affect the amount of  funds available  for  investment  in futures  interests  in  subsequent

periods.   Since  they  are  at the  discretion  of  the  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total trading losses net of interest income of $411,732

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant   losses  were  recorded  from  long  British   pound

positions as its value moved lower versus the U.S. dollar  during

July after showing signs of trending higher earlier in the month.

Losses  continued to be recorded throughout the remainder of  the quarter  from  transactions involving the British  pound  as  its value continued to move without consistent direction.  Additional losses  were  incurred from short Japanese yen  positions  during

August  and September as the value of the yen strengthened versus the U.S. dollar.  This increase in the yen was spurred by several remarks  from a top finance official in Tokyo stating that  Japan

was  close  to  intervening in order to support the  yen.   As  a

result  of  this  increase in the yen, new  long  positions  were established  during mid-September, only to result  in  additional losses  as the value of the yen reversed lower due to the failure of  the Japanese government to present any new initiatives toward economic  reform in that country.  Smaller losses  were  recorded from transactions involving the Australian dollar during July and

September.  These losses were partially offset by gains  recorded during  September  from long German mark positions  as  the  U.S.

dollar weakened relative to most European currencies due to fears over  the  White House scandal, continued concerns about emerging markets  and anticipation of an interest rate cut by the  Federal

Reserve.   Additional  currency gains  were  recorded  from  long

positions  in  the  French franc as its value  also  strengthened versus the U.S. dollar during September.  Total expenses for  the three months ended September 30, 1998 were $530,780, resulting in a  net loss of $942,512.  The value of an individual Unit in  the

Partnership decreased from $1,029.28 at June 30, 1998 to  $997.10 at September 30, 1998.

For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,569,679  and posted an increase in Net Asset Value  per  Unit.

The most significant trading gains were recorded from short South

African  rand positions as its value moved sharply lower relative to the U.S. dollar during the second quarter despite an effort by the  South  African  government  to  prevent  its  currency  from declining  further.  Profits were also recorded from  short  rand positions  during August as many of the world's  emerging  market currencies weakened significantly against the U.S. dollar in lieu of the Russian ruble devaluation.  Additional gains were recorded from short Japanese yen positions as the U.S. dollar strengthened versus  the  yen  during  March.  Short  Japanese  yen  positions continued to profit throughout the second quarter and early  half of  the third quarter as the yen reached a seven and a half  year low  relative  to the U.S. dollar.  Smaller gains  were  recorded from  short positions in the New Zealand dollar during the  first half  of 1998.  A portion of the Partnership's overall gains  was offset  by  losses from trendless movement in the  value  of  the

British  pound relative to the U.S. dollar during the second  and third  quarters.  Smaller losses were recorded from  short  Swiss franc positions as the value of this currency strengthened versus the  U.S. dollar during April, May and July.  Total expenses  for the  nine  months  ended  September  30,  1998  were  $1,566,664,

resulting  in  net income of $3,015.  The value of an  individual

Unit  in  the Partnership increased from $993.79 at December  31,

1997 to $997.10 at September 30, 1998.

For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$2,720,642  and posted an increase in Net Asset Value  per  Unit.

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

Smaller  losses  were  recorded from transactions  involving  the

Japanese yen as its value also moved without consistent direction during  the  quarter. Total expenses for the three  months  ended

September  30,  1997 were $525,220 resulting  in  net  income  of

$2,195,422.   The value of an individual Unit in the  Partnership

increased  from $855.28 at June 30, 1997 to $919.73 at  September

30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$9,465,060  and posted an increase in Net Asset Value  per  Unit.

The  most  significant  gains were recorded  during  January  and

February  as  a  strengthening in the value of  the  U.S.  dollar relative to most other major currencies emerged. Gains were also recorded from transactions involving the German mark and Japanese yen during April and June.  Additional profits were recorded from short German mark and Malaysian ringgit positions as the value of the U.S. dollar increased relative to these currencies throughout the  third quarter.  A small portion of the Partnership's overall gains  was  offset by losses recorded from transactions involving the  British  pound  as its value moved in  a  trendless  pattern relative  to other world currencies during the first nine  months of  the year.  Total expenses for the nine months ended September

30,  1997  were $2,021,410 resulting in net income of $7,443,650.

The value of an individual Unit in the Partnership increased from

$713.17 at December 31, 1996 to $919.73 at September 30, 1997.



Year  2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995 and currently has several hundred employees working on such response. It has developed its own Year 2000 compliance plan to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Advisors - could result in a material financial risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Advisors, Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Advisors.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing those plans. MSDW has also recently reported that its development of such contingency plans is proceeding on schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Advisors or any other third party.



Risks  Associated  with the Euro -  On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the euro will prevent the Trading  Advisors  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 6.  Exhibits and Reports on Form 8-K


Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                                Dean  Witter World Currency  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November  10,  1998              By:  /s/ Lewis A.  Raibley,  III
Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.