Form 10-Q
period 1999-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 1999-05-14
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or


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

                         March 31, 1999



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1999
     (Unaudited) and December 31, 1998.........................2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998(Unaudited)....................... 3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1999 and 1998
     (Unaudited)...............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998(Unaudited)....................... 5

        Notes to Financial Statements (Unaudited).............. 6-
     9


Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......10-15

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . .  16-24

Part II. OTHER INFORMATION


Item 1. Legal Proceedings..................................   25

Item 6. Exhibits and Reports on Form 8-K..................... 25











                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            25,188,514      26,130,701
  Net  unrealized  loss on open contracts    (134,152)     (1,101
,440)

 Total Trading Equity            25,054,362      25,029,261

 Interest receivable (DWR)           77,309          76,126

 Total Assets                     25,131,671    25,105,387

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  601,240      248,498
 Accrued management fees                62,795      62,749
 Accrued administrative expenses         13,752           5,977

 Total Liabilities                     677,787        317,224

Partners' Capital

 Limited Partners (23,680.255 and
   25,297.735 Units, respectively)  24,135,372  24,485,689
 General Partner (312.506 Units)       318,512      302,474

 Total Partners' Capital            24,453,884   24,788,163

  Total  Liabilities and Partners' Capital    25,131,671    25,10

5,387



NET ASSET VALUE PER UNIT             1,019.22            967.90

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                     1999             1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                         501,542       (908,319)
    Net change in unrealized         967,288    478,927

      Total Trading Results       1,468,830   (429,392)

    Interest Income (DWR)            220,750          306,582

      Total Revenues               1,689,580       (122,810)

EXPENSES

    Brokerage commissions (DWR)      205,406  218,758
       Management    fees                     186,718     228,049
 Administrative expenses             15,415   18,861
    Transaction fees and costs         9,712         11,716

      Total Expenses                 417,251       477,384

NET INCOME (LOSS)                  1,272,329     (600,194)


NET INCOME (LOSS) ALLOCATION

                           Limited                       Partners
1,256,291                  (578,449)
                           General                        Partner
16,038                              (21,745)

NET INCOME (LOSS) PER UNIT

                           Limited                       Partners
51.32                       (18.01)
                           General                        Partner
51.32                                    (18.01)


          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1997    32,073.339           $30,674,029           $1,200,002
$31,874,031

Net Loss                -                  (578,449)    (21,745)      (600,194)

Redemptions           (1,275.793)             (1,222,292)                  -
(1,222,292)

Partners' Capital,
 March 31, 1998      30,797.546              $28,873,288           $1,178,257
$30,051,545




Partners' Capital,
 December 31, 1998   25,610.241            $24,485,689           $302,474
$24,788,163

Net Income                -                1,256,291             16,038
1,272,329

Redemptions           (1,617.480)            (1,606,608)                    -
(1,606,608)

Partners' Capital,
 March 31, 1999      23,992.761              $24,135,372           $318,512
$24,453,884







           The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999           1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                 1,272,329                (
600,194)
 Noncash item included in net income (loss):
      Net  change  in  unrealized         (967,288)             (
478,927)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         (1,183)            5,146
      Net  option  premiums                -                    (
236,863)

 Increase (decrease) in operating liabilities:
    Accrued management fees              46              (4,014)
         Accrued     administrative     expenses            7,775
18,856

  Net cash provided by (used for) operating activities    311,679
(1,295,996)


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable    352,742              221,008
      Redemptions      of      units                  (1,606,608)
(1,222,292)

   Net   cash   used   for   financing  activities    (1,253,866)
(1,001,284)


   Net  decrease  in  cash                (942,187)             (
2,297,280)

     Balance     at    beginning    of    period       26,130,701
31,327,827

     Balance     at     end    of    period            25,188,514
29,030,547




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

Partnership's December 31, 1998 Annual Report on Form 10K.



2.  Organization

Dean  Witter  World  Currency Fund L.P. is a limited  partnership organized  to  engage  in the speculative  trading  of  commodity futures,  options  and  forward contracts on  foreign  currencies

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

Both  Demeter  and  DWR are wholly-owned subsidiaries  of  Morgan

Stanley Dean Witter & Co. ("MSDW").  John W. Henry & Company  and

Millburn  Ridgefield  Corporation are the trading  advisors  (the

"Trading Advisors") to the Partnership.



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




DWR  pays  interest on these funds based on current 13 week  U.S.

Treasury  bill rates. The Partnership pays brokerage  commissions to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  on foreign currencies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  loss on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $(134,152) and

$(1,101,440)   at   March  31,  1999  and  December   31,   1998,

respectively.



The  net  unrealized losses on open contracts  of  $(134,152)  at

March  31,  1999 and $1,101,440 at December 31, 1998, related  to off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  1999 and December  31,  1998  mature through June 1999 and March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


assets.   Exchange-traded  futures  and  futures-styled   options

contracts  are marked to market on a daily basis, with variations in  value  settled on a daily basis. Each of DWR and Carr,  as  a futures commission merchant for all of the Partnership's exchange-

traded   futures   and  futures-styled  options  contracts,   are

required,  pursuant  to  regulations  of  the  Commodity  Futures

Trading  Commission ("CFTC") to segregate from their own  assets,

and  for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-

styled  options contracts, including an amount equal to  the  net unrealized  gain  on all open futures and futures-styled  options contracts, which funds, in the aggregate, totaled $25,188,514 and

$26,130,701   at   March  31,  1999  and   December   31,   1998,

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



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited  Partnership  Interest ("Unit(s)")  will  affect  the amount of funds available for investment in futures interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions of Units.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,689,580

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains  were recorded throughout a  majority  of  the quarter  from  short positions in the euro as the  value  of  the

European common currency declined relative to the U.S. dollar  on the  strength  of  the U.S. economy, concerns pertaining  to  the economic health of Europe and Japan and growing uncertainty about the military action in Yugoslavia. Additional gains were recorded from short Swiss franc positions as the value of the U.S. dollar increased versus the franc during March to its highest level in more than six months as investors reasoned that the United States is  the safest place to invest during the crisis in Kosovo due to the fact that it is far from the actual conflict and possesses  a powerful  military force.  These gains were partially  offset  by losses  recorded during January and February from  long  Japanese yen  positions  as the value of the yen fell to a  2 1/2  month  low

versus   the  U.S.  dollar  after  several  key  Tokyo  officials

suggested  that  Japanese policy makers  were  satisfied  with  a weaker yen.  Additional losses were experienced during March from newly  established short Japanese yen positions as the  value  of the  yen  increased  relative to the U.S.  dollar  amid  positive investor  reaction to the Bank of Japan's decision to  leave  the official  discount rate unchanged.  Losses were also  experienced during January from short Norwegian krone positions as its  value strengthened versus the U.S. dollar due to stable oil prices  and the  possibility that this Scandinavian currency could be  linked to the euro sometime in the future.  During March, smaller losses were  experienced  from short Norwegian krone  positions  as  its value  strengthened  versus the U.S. dollar in  reaction  to  the rally  in oil prices.  Total expenses for the three months  ended

March  31,  1999  were  $417,251,  resulting  in  net  income  of

$1,272,329.   The  value  of  a Unit increased  from  $967.90  at

December 31, 1998 to $1,019.22 at March 31, 1999.



For the Quarter Ended March 31, 1998

For the quarter ended March 31, 1998, the Partnership recorded total trading losses net of interest income of $122,810 and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses were recorded during January and February  as

the stability of the Japanese economy remained questionable.   As

a  result of this instability, losses were recorded as the  value

of  the  Japanese yen moved in a short-term volatile pattern.   A

portion  of  those losses was offset by gains recorded  in  March from short Japanese yen positions as the value of the U.S. dollar strengthened relative to the yen. Additional losses were recorded from short South African rand positions as its value moved higher relative to the U.S. dollar during February and the beginning  of

March  after  showing signs of moving lower in January.   Smaller

losses  were recorded from transactions involving the  Australian dollar  and British pound relative to the U.S. dollar  and  other world  currencies.  A portion of the Partnership's overall losses was offset by gains recorded during March from short positions in most  European  currencies  as  the  value  of  the  U.S.  dollar increased  relative to the Swiss franc, German  mark,  and  to  a

lesser  extent,  the  French  franc and  Spanish  peseta.   Total

expenses for the three months ended March 31, 1998 were $477,384,

resulting  in  a  net  loss of $600,194.  The  value  of  a  Unit decreased from $993.79 at December 31, 1997 to $975.78  at  March

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

Demeter intends to monitor the progress of Carr and the Trading

Advisors throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries in the European Union established fixed conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Advisors from trading in certain currencies and thereby limits their ability to take advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act  of 1934).  All quantitative disclosures in this section  are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.

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


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $24 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Currency                      (3.37)%

     Aggregate Value at Risk            (3.37)%



The  table  above  represents the VaR of the  Partnership's  open

positions   at  March  31,  1999  only  and  is  not  necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of total net assets for the four quarterly reporting periods from April 1,

1998 through March 31, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (3.37)%   (1.41)%   (2.63)%

Aggregate Value at Risk            (3.37)%   (1.41)%   (2.63)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership is typically many times the applicable margin require-

ments, as such margin requirements generally range between 2% and

15%  of  contract face value.  Additionally, due to  the  use  of leverage, the face value of the market sector instruments held by the  Partnership is typically many times the total capitalization of the Partnership.  The financial magnitude of the Partnership's open  positions thus creates a "risk of ruin" not typically found in  other investment vehicles.  Due to the relative size  of  the

positions   held,  certain  market  conditions  may   cause   the

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



The foregoing VaR tables present the results of the Partnership's

VaR  for  the  Partnership's  market  risk  exposure  and  on  an aggregate  basis at March 31, 1999 and for the  end of  the  four quarterly reporting periods from April 1, 1998 through March  31,

1999.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage and monitor risk  and  there can  be  no assurance that the Partnership's actual losses  on  a particular day will not exceed the VaR amounts indicated or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

93%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.

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

The  following  was  the primary trading  risk  exposure  of  the

Partnership as of March 31, 1999.  It may be anticipated however,

that market exposures will vary materially over time.

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

Partnership's  major  exposures  have  typically  been   in   the

dollar/euro,  dollar/pound,  dollar/Swiss  franc  and  dollar/yen positions.  Demeter does not anticipate that the risk profile  of the  Partnership's currency sector will change  significantly  in the future, although it is difficult at this point to predict the effect  of  the introduction of the euro on the Trading Advisors'

currency trading strategies.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in euros, British pounds,  Swiss  francs,

Singapore dollars and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances  back into U.S. dollars at varying intervals,  depending upon such factors as size, volatility, etc.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which the Partnership and the  Trading  Advisors,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the performance of the Trading Advisors  on  a  daily

basis.   In  addition,  the Trading Advisors  establish  diversi-

fication guidelines, often set in terms of the maximum margin  to be  committed  to  positions in any one market sector  or  market sensitive  instrument.  One should be aware that certain  Trading

Advisors  treat  their  risk control policies  as  strict  rules,

whereas others treat such policies as general guidelines.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



With  respect  to JWH, the New York Supreme Court  complaint  was dismissed  with prejudice when the plaintiffs failed  to  replead against  JWH in December, 1998.  Further, JWH has been  dismissed as  a  defendant  in  the  California actions  without  prejudice pursuant  to  a  tolling  agreement with plaintiffs  executed  in

January, 1999.




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




                          Dean  Witter World Currency  Fund  L.P.
(Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

May 14, 1999             By:  /s/ Lewis A. Raibley, III
                                  Lewis A. Raibley, III
                                  Director and Chief Financial
                                   Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.