Form 10-Q
period 1999-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 1999-08-16
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                         June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1999
     (Unaudited) and December 31, 1998..........................2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited).........................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1999 and 1998
     (Unaudited)................................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited).........................6

        Notes to Financial Statements (Unaudited).............. 7-
     10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations...... 11-19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................  20-28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................29

Item 6. Exhibits and Reports on Form 8-K...................... 29








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            23,947,604      26,130,701
 Net unrealized loss on open contracts    (601,845)  (1,101,440)

      Total Trading Equity       23,345,759      25,029,261

Interest receivable (DWR)           71,502               76,126
Due from DWR                        29,076                -

      Total Assets               23,446,337      25,105,387


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                377,092         248,498
 Accrued management fees             58,543           62,749
 Accrued administrative expenses          29,221           5,977

      Total Liabilities            464,856          317,224

Partners' Capital

 Limited Partners (22,340.303 and
  25,297.735 Units, respectively)22,664,441      24,485,689
 General Partner (312.506 Units)       317,040        302,474

 Total Partners' Capital         22,981,481      24,788,163

  Total  Liabilities and Partners' Capital    23,446,337     25,1

05,387


NET ASSET VALUE PER UNIT           1,014.51            967.90

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       610,805   2,408,497
    Net change in unrealized       (467,693)    (590,272)

      Total Trading Results        143,112   1,818,225

 Interest Income (DWR)             216,449            285,996

      Total Revenues               359,561     2,104,221

EXPENSES

 Brokerage commissions (DWR)       235,664     301,092
 Management fees                   182,373     221,632
 Administrative expenses            15,469      18,385
 Transaction fees and costs         12,965         17,391

      Total Expenses               446,471       558,500

NET INCOME (LOSS)                   (86,910)  1,545,721


NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(85,438)                1,481,122
      General      Partner                                (1,472)
64,599

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(4.71)                        53.50
                          General                         Partner
(4.71)                                          53.50


          The accompanying notes are an integral part of these financial statements.


<apge>

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       1,112,347  1,500,178
    Net change in unrealized         499,595    (111,345)

      Total Trading Results        1,611,942  1,388,833

 Interest Income (DWR)               437,199    592,578

      Total Revenues               2,049,141    1,981,411

EXPENSES

 Brokerage commissions (DWR)         441,070    519,850
 Management fees                     369,091    449,681
    Administrative   expenses                30,884        37,246
Transaction fees and costs            22,677     29,107

    Total Expenses                   863,722  1,035,884

NET INCOME                         1,185,419      945,527


NET INCOME ALLOCATION

                         Limited                         Partners
1,170,853                         902,673
                          General                         Partner
14,566                                        42,854

NET INCOME PER UNIT

                         Limited                         Partners
46.61                                                       35.49
General                                                   Partner
46.61                        35.49

          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1997   32,073.339            $30,674,029           $1,200,002
$31,874,031

Net Income             -                     902,673             42,854
945,527

Redemptions           (2,855.767)          (2,746,636)                     -
(2,746,636)

Partners' Capital,
 June 30, 1998       29,217.572            $28,830,066           $1,242,856
$30,072,922





Partners' Capital,
 December 31, 1998   25,610.241            $24,485,689           $302,474
$24,788,163

Net Income               -                 1,170,853             14,566
1,185,419

Redemptions           (2,957.432)            (2,992,101)                 -
(2,992,101)

Partners' Capital,
 June 30, 1999         22,652.809          $22,664,441           $317,040
$22,981,481










           The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                        1,185,419              945,527
Noncash item included in net income:
    Net change in unrealized       (499,595)             111,345

(Increase) decrease in operating assets:
    Interest receivable (DWR)         4,624              13,569
    Due from DWR                     (29,076)            (49,606)
      Net  option  premiums                -                    (
204,551)

Increase (decrease) in operating liabilities:
     Accrued management fees           (4,206)            (4,642)
Accrued        administrative        expenses              23,244
37,241

Net    cash    provided   by   operating   activities     680,410
848,883


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable 128,594      (50,900)
      Redemptions      of      units                  (2,992,101)
(2,746,636)

Net    cash    used   for   financing   activities    (2,863,507)
(2,797,536)


Net   decrease  in  cash               (2,183,097)              (
1,948,653)

Balance      at      beginning     of     period       26,130,701
31,327,827

Balance      at      end     of     period             23,947,604
29,379,174



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

Partnership's December 31, 1998 Annual Report on Form 10-K.



2.  Organization

Dean  Witter  World  Currency Fund L.P. is a limited  partnership organized  to  engage  primarily in the  speculative  trading  of commodity  futures,  options  and forward  contracts  on  foreign

currencies  (collectively,  "futures  interests").   The  general

partner  for  the  Partnership is Demeter Management  Corporation

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

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

Partnership's financial statements.



The  net  unrealized  loss on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $601,845  and

$1,101,440 at June 30, 1999 and December 31, 1998, respectively.



The  net unrealized losses on open contracts of $601,845 at  June

30,  1999  and  $1,101,440 at December 31, 1998 related  to  off-

exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership at June 30, 1999 and December 31, 1998 mature through

September 1999 and March 1999, respectively.



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

Partnership's assets.  Exchange-traded futures and futures-styled

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


options  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,  as  a futures commission merchant for all of the  Partner-

ship's   exchange-traded   futures  and  futures-styled   options

contracts, are required, pursuant to regulations of the Commodity

Futures  Trading Commission ("CFTC") to segregate from their  own assets,  and  for the sole benefit of their commodity  customers,

all  funds  held by them with respect to exchange-traded  futures and  futures-styled options contracts, including an amount  equal to the net unrealized gain on all open futures and futures-styled

options   contracts,  which  funds,  in  the  aggregate,  totaled

$23,947,604  and  $26,130,701 at June 30, 1999 and  December  31,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $359,561, and after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most significant net trading losses were experienced  during

May  from  short positions in the euro versus the  Japanese  yen.

The  value  of  the  yen  weakened versus the  euro  on  widening interest  rate differentials between Japan and the United  States and  on talk that China may devalue its currency.  Short Japanese yen positions were unprofitable versus the U.S. dollar during mid-

June as the value of the yen strengthened temporarily on reports of stronger-than-expected gross domestic product data from Japan, reports that U.S. assets had declined on inflationary

jitters  and  expectations of a U.S. interest rate  hike.   Newly

established  long  yen  positions resulted in  additional  losses later  in  the month as the yen's value weakened versus the  U.S.

dollar  after the Bank of Japan intervened to prevent a  rise  in the  yen  in  an  effort to assist economic  recovery  in  Japan.

Additional  losses  were  recorded from short  positions  in  the

Singapore  dollar  as  the value of most Far  Eastern  currencies rallied  during  April  amid  increased  optimism  regarding  the potential  for economic recovery in that region and  during  June

due  to  the  short-lived strength in the Japanese yen.   Smaller

losses  were  incurred from long British pound positions  as  the value  of the pound receded during May after the Bank of  England stated  that  it might cut interest rates to stem any undesirable appreciation  of  the  pound and during June  as  U.K.  inflation reached  a  six-year low.  These losses were partially offset  by gains  from  short positions in the euro and Swiss franc  as  the value  of these European currencies weakened steadily versus  the

U.S.  dollar during April due to the lack of economic  growth  in the  European community, the ongoing military conflict in  Kosovo and  strong economic data out of the U.S.  During June month-end,

the   U.S.   dollar  strengthened  relative  to  these   European

currencies  after tame U.S. inflation data eased fears  that  the

Federal  Reserve was about to embark on a series of  rate  hikes.

Total  expenses  for the three months ended June  30,  1999  were

$446,471, resulting in a net loss of $86,910.  The value of a

Unit  decreased from $1,019.22 at March 31, 1999 to $1,014.51  at

June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $2,049,141 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  were recorded throughout a  majority  of  the first  half of the year from short positions in the euro  as  the value  of the European common currency declined relative  to  the

U.S.  dollar  on  the  strength of  the  U.S.  economy,  concerns pertaining to the economic health of Europe and Japan and growing

uncertainty about the military action in Yugoslavia.   Additional

gains were recorded from short Swiss franc positions as the value of  the  U.S. dollar increased versus the franc during March  and

April as investors reasoned that the U.S. is the safest place  to invest  during the crisis in Kosovo.  These gains were  partially offset  by  losses experienced during January and  February  from long Japanese yen positions as the value of the yen fell to a 2 1/2 month  low  versus  the  U.S.  dollar  after  several  key  Tokyo officials  suggested that Japanese policy makers  were  satisfied with  a  weaker  yen.  Additional losses were experienced  during

March from newly established short Japanese yen positions as  the value  of  the  yen  increased relative to the U.S.  dollar  amid positive  investor  reaction to the Bank of Japan's  decision  to leave  the official discount rate unchanged.  Short Japanese  yen positions were also unprofitable during June as the value of  the yen temporarily strengthened versus the U.S. dollar on reports of stronger-than-expected gross domestic product data from Japan.

Newly  established long Japanese yen positions during  June  were also  unprofitable  as the value of the yen weakened  versus  the

U.S.  dollar after the Bank of Japan intervened to prevent a rise in  the  yen.  Additional losses were recorded during late  March from  long  British  pound positions as the value  of  the  pound retreated when a member of the Bank of England's Monetary  Policy committee  said  that he confidently expected Britain  to  switch from the pound to the European Union's single currency, the euro.

Smaller  losses were recorded during January from short Norwegian krone  positions as its value strengthened versus the U.S. dollar

due   to  stable  oil  prices  and  the  possibility  that   this

Scandinavian currency could be linked to the euro sometime in the

future.   During  March,  losses  were  experienced  from   short

Norwegian  krone positions as its value strengthened  versus  the

U.S.  dollar  in  reaction to the rally  in  oil  prices.   Total

expenses  for  the six months ended June 30, 1999 were  $863,722,

resulting  in  net income of $1,185,419.  The  value  of  a  Unit increased from $967.90 at December 31, 1998 to $1,014.51 at  June

30, 1999.



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

$1,545,721.  The value of a Unit increased from $975.78 at  March

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

Partnership's  profits  during the first  half  of  1998.   Total

expenses  for the six months ended June 30, 1998 were $1,035,884,

resulting  in  net  income of $945,527.   The  value  of  a  Unit

increased from $993.79 at December 31, 1997 to $1,029.28 at  June

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $23 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                       (4.30)%

     Aggregate Value at Risk        (4.30)%


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (4.30)%    (1.41)%   (2.92)%

Aggregate Value at Risk            (4.30)%    (1.41)%   (2.92)%


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

The foregoing VaR tables present the results of the Partnership's

VaR  for the Partnership's market risk exposure at June 30,  1999

and  for  the   end of the four quarterly reporting periods  from

July  1,  1998  through June 30, 1999.  Since  VaR  is  based  on historical  data, VaR should not be viewed as predictive  of  the

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

Partnership  also maintains a substantial portion  (approximately

91%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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

The  following  was  the primary trading  risk  exposure  of  the

Partnership as of June 30, 1999.  It may be anticipated  however,

that market exposure will vary materially over time.

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  1999,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  (Outright positions consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in euros, Swiss francs, Japanese yen, South

African  rands and British pounds.  The Partnership controls  the non-trading risk of these balances by regularly converting  these balances  back  into dollars upon liquidation of  the  respective position.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.




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




                          Dean  Witter World Currency  Fund  L.P.
(Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

August 13, 1999          By:/s/Lewis A. Raibley, III
                               Lewis A. Raibley, III
                               Director and Chief Financial
                                 Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.