Form 10-Q
period 1999-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 1999-11-12
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                       September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1999
     (Unaudited) and December 31, 1998..........................2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1999 and 1998
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)....................6

        Notes to Financial Statements (Unaudited).............. 7-
     10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations...... 11-19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................  20-28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 29

Item 6. Exhibits and Reports on Form 8-K...................... 29





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            21,987,453      26,130,701
 Net unrealized loss on open contracts   (156,813)  (1,101,440)

      Total Trading Equity       21,830,640      25,029,261

Interest receivable (DWR)            69,764              76,126
Due from DWR                          6,524               -

      Total Assets               21,906,928      25,105,387


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                347,673         248,498
 Accrued management fees             54,684           62,749
 Accrued administrative expenses         33,479           5,977

      Total Liabilities             435,836         317,224

Partners' Capital

 Limited Partners (21,292.077 and
  25,297.735 Units, respectively)21,160,517      24,485,689
 General Partner (312.506 Units)       310,575        302,474

 Total Partners' Capital         21,471,092      24,788,163

  Total  Liabilities and Partners' Capital   21,906,928     25,10

5,387


NET ASSET VALUE PER UNIT            993.82             967.90

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended Sepember 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (677,771)   (1,346,449)
    Net change in unrealized      445,032       663,103

      Total Trading Results      (232,739)    (683,346)

 Interest Income (DWR)            214,037             271,614

      Total Revenues             (18,702)      (411,732)

EXPENSES

 Brokerage commissions (DWR)      268,861      277,920
 Management fees                  164,635      215,853
 Transaction fees and costs        15,095       18,670
 Administrative expenses           14,938          18,337

      Total Expenses              463,529        530,780

NET LOSS                         (482,231)    (942,512)


NET LOSS ALLOCATION

                         Limited                         Partners
(475,766)                          (903,661)
                          General                         Partner
(6,465)                            (38,851)

NET LOSS PER UNIT

                         Limited                         Partners
(20.69)                                  (32.18)
                          General                         Partner
(20.69)                       (32.18)


          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit:
    Realized                         434,576    153,729
    Net change in unrealized         944,627    551,758

      Total Trading Results        1,379,203    705,487

 Interest Income (DWR)               651,236    864,192

      Total Revenues               2,030,439    1,569,679

EXPENSES

 Brokerage commissions (DWR)         709,931    797,770
 Management fees                     533,726    665,534
    Administrative   expenses                45,822        55,583
Transaction fees and costs            37,772     47,777

    Total Expenses                 1,327,251  1,566,664

NET INCOME                           703,188         3,015


NET INCOME ALLOCATION

                         Limited                         Partners
695,087                              (988)                General
Partner
8,101                              4,003

NET INCOME PER UNIT

                         Limited                         Partners
25.92
3.31
                           General                        Partner
25.92                                      3.31



          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1997   32,073.339            $30,674,029           $1,200,002
$31,874,031

Net Income             -                      (988)      4,003        3,015

Redemptions           (4,919.012)          (3,909,035)             (892,405)
(4,801,440)

Partners' Capital,
 September 30, 1998  27,154.327            $26,764,006           $311,600
$27,075,606





Partners' Capital,
 December 31, 1998   25,610.241            $24,485,689           $302,474
$24,788,163

Net Income               -                 695,087       8,101        703,188
Redemptions           (4,005.658)            (4,020,259)                  -
(4,020,259)

Partners' Capital,
  September 30, 1999  21,604.583            $21,160,517    $310,5
75                               $21,471,092













           The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                          703,188              3,015
Noncash item included in net income:
      Net  change  in  unrealized        (944,627)              (
551,758)

(Increase) decrease in operating assets:
    Interest receivable (DWR)        6,362               21,941
    Due from DWR                    (6,524)              -
    Net option premiums               -                  49,687

Increase (decrease) in operating liabilities:
     Accrued management fee          (8,065)              (9,577)
Accrued        administrative        expenses              27,502
55,578

Net    cash    used   for   operating   activities      (222,164)
(431,114)


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable    99,175               977,105
       Redemptions      of      units                 (4,020,259)
(4,801,440)

Net    cash    used   for   financing   activities    (3,921,084)
(3,824,335)


Net   decrease  in  cash             (4,143,248)                (
4,255,449)

Balance      at      beginning     of     period       26,130,701
31,327,827

Balance      at      end     of     period             21,987,453
27,072,378





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

Partnership's financial statements.



The  net  unrealized  loss on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $156,813  and

$1,101,440  at  September  30,  1999  and  December   31,   1998,

respectively.



The  net  unrealized  losses on open  contracts  of  $156,813  at

September 30, 1999 and $1,101,440 at December 31, 1998 related to off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at September 30, 1999 and December 31,  1998  mature through December 1999 and March 1999, respectively.



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

$21,987,453  and $26,130,701 at September 30, 1999  and  December

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of  $18,702 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses  were experienced from trading  the  European common  currency, the euro, and the Swiss franc.  Short positions in  these currencies resulted in losses earlier in the quarter as their values strengthened versus the U.S. dollar due to a better-

than-expected German business sentiment survey and a record  U.S.

trade deficit. Losses were recorded during August and September from long positions in the euro and Swiss franc as the value of the  U.S.  dollar rallied higher versus most major currencies  on

August  23 amid a rally in U.S. stock prices and on September  10 after  an  intervention by the Bank of Japan.  As a  result,  new short  positions  were established in these  currencies  only  to result  in additional losses as their values strengthened  versus the  dollar  during the latter half of September after  the  U.S.

trade  figures  reflected a record deficit.   During  July,  long

British  pound positions experienced losses as the value  of  the

pound  weakened  versus  the  U.S.  dollar  on  concerns   of   a

disappearance in the interest rate differential between the  U.K.

and  the  U.S.  and continued economic sluggishness  in  Britain.

Newly  established short pound positions resulted  in  additional losses as the pound's value rose versus the U.S. dollar later  in

July  after  revised first quarter GDP figures  showed  that  the

British economy grew faster than had previously been expected.  A portion  of  these losses was offset by gains recorded throughout the  quarter from long Japanese yen positions as the value of the yen strengthened versus the U.S. dollar on positive economic data out  of that country and optimism regarding the Japanese economy.

Despite an intervention by the Bank of Japan to prevent the yen's recent  rise from continuing, the yen climbed to a 44-month  high versus  the U.S. dollar during September after the Bank of  Japan decided  to  leave  that  country's  monetary  policy  unchanged.

Smaller gains were recorded from short Thai baht positions as the value of the Thai baht fell to a new 12-month low versus the U.S.

dollar following lower-than-expected second quarter GDP data out of Thailand, the earthquakes in Taiwan and comments on the Thai economy  by  various cabinet ministers.  Total expenses  for  the three months ended September 30, 1999 were $463,529, resulting in a  net  loss  of  $482,231.  The value of a Unit  decreased  from

$1,014.51 at June 30, 1999 to $993.82 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$2,030,439 and posted an increase in Net Asset Value per Unit.

The most significant gains were recorded throughout a majority of the  first half of the year from short positions in the  euro  as the  value  of the European common currency declined relative  to the  U.S.  dollar  on the strength of the U.S. economy,  concerns pertaining to the economic health of Europe and Japan and growing

uncertainty  about  the military action in  Yugoslavia.   Smaller

gains  were recorded from short Thai baht positions as the  value of  the  Thai  baht fell to a new 12-month low  versus  the  U.S.

dollar following lower-than-expected second quarter GDP data  out of  Thailand, the earthquakes in Taiwan and comments on the  Thai

economy   by  various  cabinet  ministers.  A  portion   of   the

Partnership's overall gains was offset by losses experienced from long  British pound positions as the value of the pound  weakened versus  the  U.S. dollar during late March when a member  of  the

Bank  of  England's  Monetary  Policy  committee  said  that   he

confidently  expected Britain to switch from  the  pound  to  the

European Union's single currency, the euro.  During July,  losses were  recorded  in  this  market from  long  pound  positions  on concerns of a disappearance in the interest rate differential between the U.K. and the U.S. and continued economic sluggishness

in  Britain.   Newly  established short British  pound  positions

resulted  in  additional losses during the third quarter  as  the pound's  value  rose versus the U.S. dollar later in  July  after revised first quarter GDP figures showed that the British economy grew  faster  than had previously been expected.  Smaller  losses were incurred during January and March from short Norwegian krone positions as its value strengthened versus the U.S. dollar due to a  rise  in oil prices and the possibility that this Scandinavian currency  could  be linked to the euro sometime  in  the  future.

Total expenses for the nine months ended September 30, 1999  were

$1,327,251, resulting in net income of $703,188.  The value of  a

Unit  increased from $967.90 at December 31, 1998 to  $993.82  at

September 30, 1999.



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

Reserve.   Additional  currency gains  were  recorded  from  long

positions  in  the  French franc as its value  also  strengthened versus the U.S. dollar during September.  Total expenses for  the three months ended September 30, 1998 were $530,780, resulting in a  net  loss  of  $942,512.  The value of a Unit  decreased  from

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$21 million.

     Primary Market            September 30, 1999
     Risk Category              Value at Risk

     Currency                       (3.26)%

     Aggregate Value at Risk        (3.26)%


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (4.30)%    (1.41)%  (3.08)%

Aggregate Value at Risk            (4.30)%    (1.41)%  (3.08)%


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



The foregoing VaR tables present the results of the Partnership's

VaR  for the Partnership's market risk exposure at September  30,

1999 and for the end of the four quarterly reporting periods from

October  1, 1998 through September 30, 1999.  Since VaR is  based on historical data, VaR should not be viewed as predictive of the

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

Partnership  also maintains a substantial portion  (approximately

90%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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

The  following  was  the primary trading  risk  exposure  of  the

Partnership  as  of  September 30, 1999.  It may  be  anticipated however, that market exposure will vary materially over time.

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  third  quarter  of   1999,   the

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in Japanese yen, euros,  British  pounds,

Singapore  dollars  and  South African  rands.   The  Partnership

controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.



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



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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




                          Dean  Witter World Currency  Fund  L.P.
(Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

November 12, 1999        By:/s/Lewis A. Raibley, III
                               Lewis A. Raibley, III
                               Director and Chief Financial
                                 Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.