Form 10-K
period 1999-12-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2000-03-30
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 1999 or

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $19,588,331 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

            DEAN WITTER WORLD CURRENCY FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1999

                         Page No.
   DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .
 . . .                                . . 1

   Part I .

     Item 1.  Business. . . . . . . . . . . . . . . . . . . . . .
 . . 2-4

     Item 2.  Properties. . . . . . . . . . . . . . . . . . . . .
 . . . 4

      Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . .
 . .  .4-6

     Item 4.  Submission of Matters to a Vote of Security Holders
 .  . .6

  Part II.

     Item 5.  Market for the Registrant's Partnership
                 Units and Related Security Holder Matters . .. .
 . . . . . 7

      Item 6.  Selected Financial Data . . . . . . . . . . . .. .
 . . .  .8

     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . .
 . .  9-21

       Item  7A. Quantitative and Qualitative Disclosures About
              Market Risk . . . . . . . . . . . . . . . . . . . .
 .   21-30

      Item 8.  Financial Statements and Supplementary Data  . . .
 . .  . 30

     Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. .  .  .  .  .
 . . . . .31
  Part III.
         Item   10.  Directors  and  Executive  Officers  of  the
Registrant . .                            32-36

      Item 11. Executive Compensation . . . . . . . . . . . . . .
 . . .  36

     Item 12. Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . .
 . . . .  36

      Item  13.  Certain  Relationships and Related  Transactions
 . .  36-37

Part IV.
     Item 14.Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K . . . . . . . . . . . . . . .
 . .  . 38

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                         Part  of
Form 10-K

     Partnership's Prospectus dated
     June 2, 1993                                     I

     Annual Report to Dean Witter
     World Currency Fund L.P.
     Limited Partners for the year
     ended December 31, 1999                     II, III and IV

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



The Partnership's Net Asset Value per unit of limited partnership interest  ("Unit(s)")  as  of  December  31,  1999  was  $993.59,

representing an increase of 2.7 percent from the Net Asset  Value per Unit of $967.90 at December 31, 1998.



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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New  York  State  class  action, plaintiffs  appealed  the  trial court's dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures   &   Currency  Management  Inc.  ("DWFCM"),  MSDW,   the

Partnership, certain limited partnership commodity pools of which

Demeter is the general
partner  (all such parties referred to hereafter as  the  "Morgan

Stanley  Dean  Witter Parties") and certain trading  advisors  to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions  filed a consolidated amended complaint, alleging,  among other  things,  that  the  defendants  committed  fraud,  deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification  on August 24, 1999.  On September  24,  1999,  the

court  entered an order dismissing the case without prejudice  on consent.  Similar  purported class actions  were  also  filed  on

September 18 and 20, 1996, in the Supreme Court of the  State  of

New  York,  New  York County, and on November  14,  1996  in  the

Superior  Court  of  the State of Delaware,  New  Castle  County,

against  the  Morgan  Stanley  Dean Witter  Parties  and  certain trading  advisors  on behalf of all purchasers  of  interests  in

various  limited  partnership  commodity  pools,  including   the

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

York  Supreme  Court  dismissed the New York action  in  November

1998,  but granted plaintiffs leave to file an amended complaint,

which  they did in early December 1998.  The defendants  filed  a motion  to  dismiss  the  amended  complaint  with  prejudice  on

February 1, 1999.  By decision dated December 21, 1999,  the  New

York Supreme Court dismissed the case with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item   5.    MARKET  FOR  THE  REGISTRANT'S  LIMITED  PARTNERSHIP
INTERESTS AND RELATED          SECURITY HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 2,734.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  operations  on  April  2,  1993.   Demeter  has   sole

discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of Partnership profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)




                                 For the Years Ended December 31,
                              1999           1998        1997          1996
1995
Total Revenues
(including  interest)   2,391,766              1,274,004   12,366,515     5
,746,636      4,814,020

Net   Income  (Loss)        684,200     (682,212)   9,849,370     3,438,844
1,480,810


Net Income (Loss)
Per Unit (Limited
&   General  Partners)        25.69       (25.89)     280.62          81.88
12.50

Total   Assets          20,709,272    25,105,387  32,260,016     27,427,364
31,591,379

Total Limited
Partners'   Capital     19,950,579    24,485,689  30,674,029     25,668,776
29,734,237


Net Asset Value Per
Unit                     993.59         967.90        993.79         713.17
631.29









Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND          RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with DWR  as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and  instruments permitted by the  Commodity  Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures,   forwards,  and  options,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures, forwards,  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations

referred  to  as  "daily price fluctuations  limits"   or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions  in  that futures or options contract  can  neither  be taken  nor liquidated unless traders are willing to effect trades at  or  within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or
no   trading.    These  market  conditions  could   prevent   the

Partnership  from  promptly liquidating its  futures  or  options contracts and result in restrictions on redemptions.



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



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  interests in subsequent periods.  It is not possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions of Units.

Results of Operations.

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  three years ended December 31, 1999 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does  not  mean that such market will be actively traded  by  the

Trading   Advisors  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.




At  December  31,  1999,  the  Partnership's  total  capital  was

$20,261,082,  a  decrease of $4,527,081  from  the  Partnership's total capital of $24,788,163 at December 31, 1998.  For the  year ended December 31, 1999, the Partnership generated net income  of

$684,200, and total redemptions aggregated $5,211,281.



For  the  year ended December 31, 1999, the Partnership  recorded total  trading revenues, including interest income, of $2,391,766 and  posted  an  increase in Net Asset Value per Unit.  Gains  of approximately 13.61% were recorded from
euro  positions.  Throughout a majority of the first half of  the year, gains were recorded from short positions in the euro as the value  of the European common currency declined relative  to  the

U.S.  dollar  on  the  strength of  the  U.S.  economy,  concerns

pertaining   to  the  economic  health  of  Europe  and   growing

uncertainty  about  the  military action in  Yugoslavia.   During

November, currencies such as the euro and the Swiss franc resumed previous  downward  trends  and thus proved  profitable  for  the

Partnership.   The  Japanese yen produced gains of  approximately

1.34%,  primarily  from long positions as the value  of  the  yen strengthened versus the U.S. dollar and other major currencies on optimism regarding economic recovery in that country.  A  portion of  the  Partnership's  overall gains was  offset  by  losses  of approximately 5.03% experienced from short-term volatility in the

British  pound  throughout a majority  of  the  year.  Additional losses  of  approximately  3.93% were incurred  primarily  during

January  from  short  Norwegian  krone  positions  as  its  value strengthened versus the U.S. dollar due to a rise in  oil  prices and  the  possibility that this Scandinavian  currency  could  be linked  to the euro sometime in the future.  Smaller losses  were recorded in trading several emerging market currencies,  such  as the  Singapore dollar, approximately 2.30%, and the South African rand,  approximately 1.30%, primarily during October's  difficult period  for  trend-following money managers.  Total expenses  for the  year  were $1,707,566, resulting in net income of  $684,200.

The  value of a Unit increased from $967.90 at December 31,  1998 to $993.59 at December 31, 1999.

At  December  31,  1998,  the  Partnership's  total  capital  was

$24,788,163,  a  decrease of $7,085,868  from  the  Partnership's total capital of $31,874,031 at December 31, 1997.  For the  year ended December 31, 1998, the Partnership generated a net loss  of

$682,212, and total redemptions aggregated $6,403,656.



For  the  year ended December 31, 1998, the Partnership  recorded total  trading revenues, including interest income, of $1,274,004

and   posted  a  decrease  in  Net  Asset  Value  per  Unit.  The

Partnership  recorded  a  net loss during  1998,  primarily  from losses  of approximately 3.72% due to trendless movement  in  the value of the British pound relative to the U.S. dollar throughout a majority of the year.  Additional losses were recorded from the

German  mark,  by  approximately  3.18%,  the  Swiss  franc,   by

approximately  3.00%,  the  Australian dollar,  by  approximately

1.89%,  the euro, by approximately 1.85% and the Norwegian krone,

by  approximately  1.43%.  These losses were mitigated  by  gains recorded  of  approximately 7.25% from  the  South  African  rand primarily  during  the second quarter from  short  positions,  as economic  concerns  in  South Africa  weighed  on  its  currency.

Additional  gains  of  approximately  6.69%  were  recorded  from

Japanese  yen  primarily  during the  fourth  quarter  from  long positions  as  the yen strengthened amid optimism  regarding  the

Japanese  financial crisis.  Total expenses  for  the  year  were

$1,956,216, resulting in a net loss of $682,212.  The value of  a

Unit  decreased from $993.79 at December 31, 1997 to  $967.90  at

December 31, 1998.

At  December  31,  1997,  the  Partnership's  total  capital  was

$31,874,031,  an  increase of $5,344,100 from  the  Partnership's total capital of $26,529,931, at December 31, 1996.  For the year ended December 31, 1997, the Partnership generated net income  of

$9,849,370 and total redemptions aggregated $4,505,270.



For  the  year ended December 31, 1997, the Partnership  recorded total trading revenues, including interest income, of $12,366,515 and  posted an increase in Net Asset Value per Unit. Overall, the

Partnership  recorded  extremely strong  profits  for  the  year.

Profits were recorded due to a strengthening in value of the U.S.

dollar  versus  most world currencies throughout  much  of  1997.

Gains of approximately 13.93% were recorded from the Japanese yen primarily  from  short  positions during  January  and  February.

Additional  gains  were  recorded  from  the  German   mark,   by

approximately  11.06%  and  Singapore dollars,  by  approximately

5.00% primarily as the U.S. dollar increased in value versus most

European and Pacific Rim currencies during July.  In the wake  of the  Asian  currency  crisis during November  and  December,  the

Partnership  was  again  able  to  capture  profits  from   short

positions  in the Japanese yen and other Pacific Rim  currencies.

Total  expenses  for the year were $2,517,145, resulting  in  net income of $9,849,370.  The value of a Unit increased from $713.17 at December 31, 1996 to $993.79 at December 31, 1997.



The  Partnership's  overall performance record represents  varied results of trading in different futures interests markets.  For a further description of

1999 trading results, refer to the letter to the Limited Partners in  the  accompanying Annual Report to Limited Partners  for  the year  ended December 31, 1999, which is incorporated by reference to  Exhibit 13.01 of this Form 10-K. The Partnership's gains  and losses are allocated among its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in  a  portfolio  of agricultural commodities,  energy  products,

foreign  currencies, interest rates, precious  and  base  metals,

soft  commodities,  and stock indices.  In  entering  into  these contracts,  the  Partnership is subject to the market  risk  that

such   contracts  may  be  significantly  influenced  by   market

conditions, such as interest rate volatility, resulting  in  such contracts  being  less  valuable.  If  the  markets  should  move against all of the positions held by the Partnership at the  same time, and if the Trading Advisors were unable to offset positions of  the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.



In  addition  to  the  Trading Advisors' internal  controls,  the

Trading  Advisors must comply with the trading  policies  of  the

Partnership.  These trading
policies include standards for liquidity and leverage with  which the  Partnership must comply.  The Trading Advisors  and  Demeter monitor the Partnership's trading activities to ensure compliance with  the  trading  policies.  Demeter may  require  the  Trading

Advisors  to  modify  positions of  the  Partnership  if  Demeter believes they violate the Partnership's trading policies.



In  addition to market risk, in entering into futures,  forwards,

and  options  contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet  its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

United  States and the foreign exchanges on which the Partnership

trades  is  the clearinghouse associated with such exchange.   In

general,  a  clearinghouse is backed by  the  membership  of  the exchange and will act in the event of non-performance by  one  of its  members  or  one  of  its member's customers,  which  should

significantly   reduce  this  credit  risk.    For   example,   a

clearinghouse  may cover a default by drawing upon  a  defaulting member's  mandatory contributions and/or non-defaulting  members'

contributions  to  a  clearinghouse guarantee  fund,  established lines or letters of credit with banks, and/or the clearinghouse's surplus  capital and other available assets of the  exchange  and clearinghouse,  or  assessing its members.  In  cases  where  the

Partnership   trades  off-exchange  forward  contracts   with   a

counterparty,
the  sole  recourse  of  the  Partnership  will  be  the  forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss  in the event of an exchange or clearinghouse defaulting  on trades  effected for the broker's customers.  Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.



Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As  a  result,  Demeter  is  able to  monitor  the  Partnership's potential net credit exposure to each exchange by adding the unrealized trading gains on that exchange, if any, to the

Partnership's margin liability thereon.



Second,  the Partnership's trading policies limit the  amount  of its Net Assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted

to  only  a small percentage of its total Net Assets.   On  those

relatively few occasions where the Partnership's credit  exposure may climb above such level, Demeter deals with the situation on a case  by  case  basis, carefully weighing whether  the  increased level  of credit exposure remains appropriate.  Material  changes to  the  trading policies may be made only with the prior written approval  of the limited partners owning more than 50%  of  Units then outstanding.



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



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.



Year   2000.   Commodity  pools,  like  financial  and   business

organizations  and individuals around the world,  depend  on  the smooth  functioning  of computer systems.  The  Year  2000  issue arose since many of the world's computer systems (including those in  non-information  technology systems)  traditionally  recorded years  in  a  two-digit format.  If not addressed, such  computer systems  may have been unable to properly interpret dates  beyond the  year 1999, which may have led to business disruptions in the

U.S.  and internationally.  Such disruptions could have adversely affected  the  handling or determination of  futures  trades  and

prices  and  other  services  for the Partnership.   Accordingly,

Demeter   has   fully  participated  in  a  firmwide   initiative

established  by MSDW to address issues associated with  the  Year

2000.   As  part  of  this initiative, MSDW reviewed  its  global

software and hardware infrastructure for mainframe, server and desktop computing environments and engaged in extensive

remediation   and   testing.   The  Year  2000  initiative   also

encompassed  the review of agencies, vendors and  facilities  for

Year 2000 compliance.



Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices.  In  conjunction with MSDW's Year  2000  preparations,

Demeter  monitored the progress of Carr and each Trading  Advisor

throughout  1999  in  their  Year  2000  compliance  and,   where

applicable,  tested its external interfaces, with  Carr  and  the

Trading  Advisors.  In addition, Demeter, the commodity  brokers,

the   Trading  Advisors  and  all  U.S.  futures  exchanges  were

subjected   to  monitoring  by  the  CFTC  of  their  Year   2000

preparedness, and the major foreign futures exchanges engaged  in market-wide testing of their Year 2000 compliance during 1999.



MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global  external  interactions.  Over the  millennial  changeover period,  no  material issues were encountered, and MSDW,  Demeter and the Partnership conducted business as usual.

Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the  euro  prevents the Trading Advisors from  trading  those sovereign  currencies and thereby limits their  ability  to  take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

This  could  adversely  affect the  performance  results  of  the

Partnership.



Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET

RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business

activities.   The  futures interests traded  by  the  Partnership

involve  varying degrees of market risk.  Market  risk  is  often dependent  upon  changes in the level or volatility  of  interest rates, exchange rates, and prices of financial instruments and
commodities.   Fluctuations  in  market  risk  based  upon  these

factors  result  in  frequent changes in the fair  value  of  the

Partnership's open positions, and, consequently, in its  earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.



The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.



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



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.



The  Partnership's risk exposure in the market sectors traded  by the Trading Advisors is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest  rate risk.  Market risks that are incorporated  in  the

VaR  model  include equity and commodity prices, interest  rates,

foreign  exchange  rates, and correlation among these  variables.

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors ("market risk
factors")  to  which the portfolio is sensitive.  The  historical observation period of the Partnership's VaR is approximately four years.  The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in

100 trading days.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the  VaR  model is used to numerically quantify market  risk  for historic reporting purposes only and is not utilized

by  either  Demeter or the Trading Advisors in their  daily  risk management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of December 31, 1999 and 1998.

As  of  December  31,  1999  and 1998,  the  Partnership's  total capitalization  was approximately $20 million  and  $25  million,

respectively.

        Primary    Market                  December   31,    1999
December 31, 1998
     Risk Category              Value at Risk            Value at
Risk

     Currency                      (2.09)%             (1.41)%

The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  1999  and  1998  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The  table  below supplements the year end VaR by presenting  the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.



Primary Market Risk Category        High        Low

Average

Currency                      (4.30)%   (2.09)%   (3.25)%



Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15%  of  contract face value. Additionally, the use  of  leverage causes  the face value of the market sector instruments  held  by

the   Partnership   to  typically  be  many   times   the   total

capitalization   of   the  Partnership.    The   value   of   the

Partnership's open positions thus creates a

"risk  of  ruin"  not typically found in other investments.   The

relative size of the positions held may cause the Partnership  to incur  losses greatly in excess of VaR within a short  period  of time,  given  the  effects of the leverage  employed  and  market

volatility.   The  VaR  tables  above,  as  well  as   the   past

performance of the Partnership, gives no indication of such "risk of  ruin".  In  addition, VaR risk measures should be  viewed  in

light  of  the  methodology's  limitations,  which  include   the

following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December

31,  1999 and for the end of the four quarterly reporting periods during  calendar  year 1999.  Since VaR is  based  on  historical data, VaR should not be viewed as predictive of the Partnership's future  financial performance or its ability to manage or monitor

risk.   There  can be no assurance that the Partnership's  actual

losses  on  a  particular  day will not exceed  the  VaR  amounts indicated above or that such losses will not occur more than 1 in

100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  90%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk
exposures  - except for (A) those disclosures that are statements

of   historical  fact  and  (B)  the  descriptions  of  how   the

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



The  following  is  the  primary trading  risk  exposure  of  the

Partnership  as of December 31, 1999, in its market  sector.   It

may  be anticipated however, that this market exposures will vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing
relationships  between different currencies and  currency  pairs.

Interest  rate changes as well as political and general  economic conditions influence these fluctuations.  The Partnership  trades in  a  large number of currencies, including cross-rates -  i.e.,

positions between two currencies other than the U.S. dollar.  For the  fourth  quarter of 1999, the Partnership's  major  exposures were  in  the  euro  currency crosses and  outright  U.S.  dollar

positions.   (Outright positions consist of the U.S.  dollar  vs.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of December 31, 1999:



Foreign Currency Balances.  The Partnership does not have foreign currency balances as of December 31, 1999.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Advisors, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's  assets among different Trading Advisors,  each  of whose  strategies focus on different market sectors  and  trading

approaches,  and  monitoring  the  performance  of  the   Trading

Advisors  daily.   In  addition, the Trading  Advisors  establish

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.



Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.

Item  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACOUNTING AND                 FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There  are no directors or executive officers of the Partnership.

The Partnership is managed by Demeter.




Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

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



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

an affiliate of DWR. Mr. Oelsner joined DWR in 1981 as a Managing

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer  and  a  Director of Demeter.   Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

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



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He  has  been  at  DWR since August 1984, where he  is  presently

Senior  Vice  President and head of Branch  Futures.   Mr.  Beech

began  his  career at the Chicago Mercantile Exchange,  where  he became  the  Chief Agricultural Economist doing market  analysis,

marketing  and compliance.  Prior to joining DWR, Mr. Beech  also had
worked  at  two investment banking firms in operations, research,

managed futures and sales management.



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently  Executive Vice President, Planning and  Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity  pool operator, and was responsible for  a  variety  of projects in public futures funds.  From 1972 to 1978, Mr.  Hawley was a Vice President in charge of institutional block trading for

the  Mid-West  at  Kuhn  Loeb  & Company.   Mr.  Hawley  resigned

effective January 31, 2000.

All of the foregoing directors have indefinite terms.



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



Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)  Security  Ownership of Certain Beneficial  Owners  -  As  of

December  31, 1999, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)  Security  Ownership of Management - At  December  31,  1999,

Demeter  owned  312.506  Units  of General  Partnership  Interest representing a 1.53 percent interest in the Partnership.



(c) Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated by reference to Exhibit 13.01 of
this  Form  10-K.   In  its capacity as the Partnership's  retail

commodity  broker,  DWR received commodity brokerage  commissions

(paid  and accrued by the Partnership) of $909,447 for  the  year ended December 31, 1999.

                             PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

     (a)  1. Listing of Financial Statements

The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to

Limited  Partners for the year ended December 31, 1999,  are incorporated by reference to Exhibit 13.01 of this Form  10-

K:

                    - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1999, 1998 and 1997.

               - Statements of Financial Condition as of December 31, 1999 and 1998.

- Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1999, 1998 and 1997.

               -    Notes to Financial Statements.

With the exception of the aforementioned information and the information  incorporated in Items 7, 8 and 13,  the  Annual

Report  to Limited Partners for the year ended December  31,

1999 is not deemed to be filed with this report.



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

                                                DEAN    WITTER   WORLD
                         CURRENCY FUND L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/   Robert E. Murray                   _____          March 30,
2000
          Robert E. Murray, Director,
         Chairman of the Board and
          President

     /s/  Joseph G. Siniscalchi              _______         March 30,
2000
         Joseph G. Siniscalchi, Director

     /s/  Edward C. Oelsner III              ________        March 30,
2000
         Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin        ______         March 30, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech         ______         March 30, 2000
          Richard A. Beech, Director

     /s/   Ray Harris                            _____       March 30,
2000
          Ray Harris, Director

    /s/  Lewis A. Raibley, III              __________ March 30, 2000
         Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX
                                                        ITEM
METHOD OF FILING

3.01 Limited Partnership Agreement of
     the Partnership, dated as of
     December 8, 1992.                                (1)

10.01                                                 Form of the
Management Agreements among
     the Partnership, Demeter and CCA
                                                          Capital
Management                                            (2)
                                                            Inc.,
Colorado Commodities
     Management Corporation, Ezra Zask
     Associates Inc. and Millburn
     Ridgefield Corporation dated as
     of March 1, 1993.

10.02Management Agreement among the
     Partnership, Demeter and JWH
     dated as of June 1, 1995.                        (3)

10.03
Amended and Restated Customer Agreement,
     dated as of December 1, 1997, between
     the Partnership and Dean Witter Reynolds Inc.    (4)

10.04
Customer Agreement, dated as of December 1,
     1997, among the Partnership, Carr Futures
     Inc., and Dean Witter Reynolds Inc.              (5)

10.05
International Foreign Exchange Master Agreement,
     dated as of August 1, 1997, between the
     Partnership and Carr Futures, Inc.               (6)

13.01                                                    December
31, 1999 Annual Report to Limited Partners.           (7)

(1)
     Incorporated  by reference to Exhibit 3.01 and Exhibit  3.02 of  the  Partnership's Registration Statement  on  Form  S-1
     (File No. 33-55806).

(2)
     Incorporated   by  reference  to  Exhibit   10.02   of   the
     Partnership's Registration Statement on Form S-1  (File  No.
     33-55806).

(3)
     Incorporated   by  reference  to  Exhibit   10.03   of   the
     Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to Exhibit 10.03 of the Partnership's Form 10-K (File No. 0-23826) for fiscal year ended December 31, 1998.

(5) Incorporated by reference to Exhibit 10.04 of the Partnership's Form 10-K (File No. 0-23826) for fiscal year ended December 31, 1998.

(6) Incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-23826) for fiscal year ended December 31, 1998.

(7)     Filed herewith.

World
Currency
Fund

 December 31, 1999
 Annual Report

 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter World Currency Fund L.P.
Annual Report
1999

Dear Limited Partner:

This marks the seventh annual report for the Dean Witter World Currency Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $967.90, and increased by 2.7% to $993.59 on December 31, 1999. The Fund has decreased by 0.6% since its inception of trading in April 1993 (a com-pound annualized return of -0.1%).

Overall, the Fund recorded a gain in Net Asset Value per Unit during 1999. The most significant gains were recorded throughout the first half of the year from short positions in the euro as the value of the European common currency de-clined relative to the U.S. dollar on the strength of the U.S. economy, con-cerns pertaining to the economic health of Europe, and growing uncertainty about the military action in Yugoslavia. During November, currencies such as the euro, Swiss franc and Japanese yen resumed previous downward trends and thus proved profitable for the Fund. Long Japanese yen positions were also profitable as the value of the yen strengthened versus the U.S. dollar and other major currencies on optimism regarding economic recovery in that country. A portion of the Fund's overall gains was offset by losses experienced from short-term volatility experienced in the British pound throughout a majority of the year. Additional losses were incurred during January from short Norwegian krone positions as its value strengthened versus the U.S. dollar due to a rise in oil prices and the possibility that this Scandinavian currency could be linked to the euro sometime in the future. Smaller losses were recorded in trading several emerging market currencies, such as the Singapore dollar and South African rand, primarily during October's difficult period for trend-fol-lowing money managers.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

/s/ Robert E. Murray
    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter World Currency Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Wit-ter World Currency Fund L.P. (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter World Currency Fund L.P. at De-cember 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 6)
New York, New York

Dean Witter World Currency Fund L.P.
Statements of Financial Condition

                                                        December 31,
                                                    ---------------------
                                                       1999       1998
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in futures interests trading
 accounts:
 Cash                                               20,485,336 26,130,701
 Net unrealized gain (loss) on open contracts          149,925 (1,101,440)
                                                    ---------- ----------
 Total Trading Equity                               20,635,261 25,029,261
Interest receivable (DWR)                               74,011     76,126
                                                    ---------- ----------
 Total Assets                                       20,709,272 25,105,387
                                                    ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    381,996    248,498
Accrued management fees                                 51,737     62,749
Accrued administrative expenses                         14,457      5,977
                                                    ---------- ----------
 Total Liabilities                                     448,190    317,224
                                                    ---------- ----------
PARTNERS' CAPITAL
Limited Partners (20,079.269 and 25,297.735 Units,
  respectively)                                     19,950,579 24,485,689
General Partner (312.506 Units)                        310,503    302,474
                                                    ---------- ----------
 Total Partners' Capital                            20,261,082 24,788,163
                                                    ---------- ----------
 Total Liabilities and Partners' Capital            20,709,272 25,105,387
                                                    ========== ==========
NET ASSET VALUE PER UNIT                                993.59     967.90
                                                    ========== ==========


   The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.
Statements of Operations

                                     For the Years Ended
                                        December 31,
                               --------------------------------
                                 1999       1998        1997
                               --------- ----------  ----------
                                   $         $           $
REVENUES
Trading profit (loss):
 Realized                        277,017  2,059,332  11,608,498
 Net change in unrealized      1,251,365 (1,876,969)   (467,139)
                               --------- ----------  ----------
 Total Trading Results         1,528,382    182,363  11,141,359
Interest income (DWR)            863,384  1,091,641   1,225,156
                               --------- ----------  ----------
 Total Revenues                2,391,766  1,274,004  12,366,515
                               ---------  ---------  ----------
EXPENSES
Brokerage commissions (DWR)      909,447    955,692     888,907
Management fees                  689,650    869,146     922,702
Administrative expenses           60,280     73,700      75,084
Transaction fees and costs        48,189     57,678      65,913
Incentive fee                     --         --         564,539
                               --------- ----------  ----------
  Total Expenses               1,707,566  1,956,216   2,517,145
                               --------- ----------  ----------
NET INCOME (LOSS)                684,200   (682,212)  9,849,370
                               ========= ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                 676,171   (677,089)  9,510,523
General Partner                    8,029     (5,123)    338,847
Net Income (Loss) per  Unit:
Limited Partners                   25.69     (25.89)     280.62
General Partner                    25.69     (25.89)     280.62

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                              Units of
                             Partnership   Limited     General
                              Interest     Partners    Partner     Total
                             -----------  ----------  ---------  ----------
                                              $           $          $
Partners' Capital,
December 31, 1996            37,200.115   25,668,776    861,155  26,529,931
Net income                       --        9,510,523    338,847   9,849,370
Redemptions                  (5,126.776)  (4,505,270)    --      (4,505,270)
                             ----------   ----------  ---------  ----------
Partners' Capital, December
31, 1997                     32,073.339   30,674,029  1,200,002  31,874,031
Net loss                         --         (677,089)    (5,123)   (682,212)
Redemptions                  (6,463.098)  (5,511,251)  (892,405) (6,403,656)
                             ----------   ----------  ---------  ----------
Partners' Capital, December
31, 1998                     25,610.241   24,485,689    302,474  24,788,163
Net Income                       --          676,171      8,029     684,200
Redemptions                  (5,218.466)  (5,211,281)    --      (5,211,281)
                             ----------   ----------  ---------  ----------
Partner's Capital,
December 31, 1999            20,391.775   19,950,579    310,503  20,261,082
                             ==========   ==========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.
Statements of Cash Flows

                                                For the Years Ended
                                                    December 31,
                                          ----------------------------------
                                             1999        1998        1997
                                          ----------  ----------  ----------
                                              $           $           $
CASH FLOWS FROM OPERATING  ACTIVITIES
Net income (loss)                            684,200    (682,212)  9,849,370
Noncash item included in net income
  (loss):
 Net change in unrealized                 (1,251,365)  1,876,969     467,139
(Increase) decrease in operating assets:
 Interest receivable (DWR)                     2,115      30,847     (19,078)
 Net option premiums                          --          49,687     180,513
 Due from DWR                                 --          --          40,800
Increase (decrease) in operating
  liabilities:
 Accrued management fees                     (11,012)    (17,901)     12,240
 Accrued administrative expenses               8,480       5,977     (21,908)
 Accrued brokerage commissions (DWR)          --          --         (26,388)
 Accrued transaction fees and costs           --          --          (1,702)
                                          ----------  ----------  ----------
Net cash provided by (used for)
  operating activities                      (567,582)  1,263,367  10,480,986
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                    133,498     (56,837)   (473,690)
Redemptions of Units                      (5,211,281) (6,403,656) (4,505,270)
                                          ----------  ----------  ----------
Net cash used for financing activities    (5,077,783) (6,460,493) (4,978,960)
                                          ----------  ----------  ----------
Net increase (decrease) in cash           (5,645,365) (5,197,126)  5,502,026
Balance at beginning of period            26,130,701  31,327,827  25,825,801
                                          ----------  ----------  ----------
Balance at end of period                  20,485,336  26,130,701  31,327,827
                                          ==========  ==========  ==========



   The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of commodity futures, options and forward contracts on foreign currencies (collec-tively, "futures interests").

The general partner for the Partnership is Demeter Management Corporation ("De-meter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), pro-vides clearing and execution services. Demeter and DWR are wholly-owned subsid-iaries of Morgan Stanley Dean Witter & Co. ("MSDW").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

The trading advisors for the Partnership are John W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Milburn"), (the "Trading Advi-sors").

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized prof-its (loss) on open contracts from one period to the next in the statements of operations. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net As-sets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Continued)

the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts" reflected in the statements of financial condition, consists of (A) cash on deposit with DWR and Carr to be used as mar-gin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) the net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various con-tracts with Carr acting as its commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreement with Carr, the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's month-end Net Assets.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's av-erage month-end Net Assets. These include filing fees, clerical, administra-tive, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month upon five business days advance notice by redemption form to Demeter.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Continued)

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. Related Party Transactions

The Partnership pays DWR brokerage commissions as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. Trading Advisors

Compensation to JWH and Millburn consists of a management fee and an incentive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/4 of 1% per month (a 3% annual rate) of the Partnership's adjusted Net Assets as of the end of each month.

Incentive Fee--The Partnership pays a quarterly incentive fee to each trading advisor equal to 17.5% of trading profits experienced with respect to the Net Assets allocated to such trading advisor as of the end of each calendar quar-ter. Trading profits represent the amount by which profits from futures, for-wards and options trading exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems Units, the incentive fee, (earned through the redemption date), is paid to such advisor on those redeemed units in the month of redemption.

4. Financial Instruments

The Partnership trades futures, options and forward contracts on foreign cur-rencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform un-der the terms of the contracts. There are numerous factors which may signifi-cantly influence the market value of these contracts, including interest rate volatility.

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Continued)

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supersedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/ notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial statements.

The net unrealized gain (loss) on open contracts are reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $149,925 and ($1,101,440) at December 31, 1999 and 1998, respectively.

The $149,925 net unrealized gain on open contracts at December 31, 1999 and the ($1,101,440) net unrealized loss on open contracts at December 31, 1998 related to off-exchange-traded forward currency contracts.

Off-exchange-traded forward currency contracts held by the Partnership at De-cember 31, 1999 and 1998 mature through March 2000 and March 1999, respective-ly.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR or Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts, including an amount equal to the

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Continued)

net unrealized gains/(losses) on all open futures and futures-styled option contracts, which funds totaled $20,485,336 and $26,130,701 at December 31, 1999 and 1998, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain (loss) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with Carr. This agreement, which seeks to reduce both the Partnership's and Carr's exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of Carr's bankruptcy or insolvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnership payment of the net liqui-dating value of the Partnership's account with Carr (including foreign currency contracts).

5. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996 and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, the Partnership, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Cor-porations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The com-plaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Concluded)

behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and opera- tion of the various limited partner-ship commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dis-missed without prejudice.

6. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 5 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148