Form 10-Q
period 2000-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2000-05-15
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

Yes     X           No


              DEAN WITTER WORLD CURRENCY FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999                          2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)                       3

     Statements of Changes in Partners' Capital for
     the Quarters Ended March 31, 2000 and 1999 (Unaudited)     4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)                        5

     Notes to Financial Statements (Unaudited)               6-10

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11-17

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                       17-26

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                    27

Item 5.   Other Information                                    27

Item 6.   Exhibits and Reports on Form 8-K                     28









                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                       2000          1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             17,895,674     20,485,336
 Net unrealized gain on open contracts     158,034       149,925

    Total Trading Equity          18,053,708     20,635,261

 Interest receivable (DWR)            72,664         74,011
 Due from DWR                         22,056           -

    Total Assets                  18,148,428    20,709,272

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 597,532       381,996
 Accrued management fees              45,315        51,737
 Accrued administrative expenses       22,349         14,457

    Total Liabilities                 665,196      448,190

Partners' Capital

 Limited Partners (18,294.421 and
      20,079.269 Units, respectively)17,189,599  19,950,579
 General Partner (312.506 Units)     293,633       310,503

 Total Partners' Capital          17,483,232    20,261,082

 Total Liabilities and Partners' Capital18,148,428  20,709,272


NET ASSET VALUE PER UNIT              939.61        993.59

          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                      2000             1999
                                         $           $
REVENUES
 Trading profit (loss):
    Realized                        (883,339)     501,542
    Net change in unrealized          8,109       967,288
      Total Trading Results         (875,230)  1,468,830
    Interest Income (DWR)           213,244       220,750
      Total Revenues                (661,986)   1,689,580

EXPENSES

    Brokerage commissions (DWR)       233,151     205,406
   Management fees                   143,642     186,718
   Administrative expenses            12,211      15,415
   Transaction fees and costs         14,178        9,712
      Total Expenses                  403,182     417,251

NET INCOME (LOSS)                 (1,065,168)   1,272,329

NET INCOME (LOSS) ALLOCATION

    Limited Partners              (1,048,298)   1,256,291
    General Partner                  (16,870)      16,038


NET INCOME (LOSS) PER UNIT

   Limited Partners                    (53.98)      51.32
   General Partner                     (53.98)      51.32


          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
                 December                31,                 1998
25,610.241             $24,485,689  $302,474$24,788,163

Net Income                 -      1,256,291    16,0381,272,329

Redemptions
(1,617.480)            (1,606,608)        -         (1,606,608)

Partners' Capital,
                  March                 31,                  1999
23,992.761            $24,135,372   $318,512$24,453,884



Partners' Capital,
                 December                31,                 1999
20,391.775       $19,950,579   $310,503 $20,261,082

Net Loss                    -     (1,048,298)(16,870)(1,065,168)

Redemptions
(1,784.848)            (1,712,682)        -         (1,712,682)

Partners' Capital,
                  March                 31,                  2000
18,606.927           $17,189,599    $293,633$17,483,232















           The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                      2000          1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income   (loss)                (1,065,168)     1,272,329
Noncash item included in net income (loss):
    Net change in unrealized         (8,109)     (967,288)
 (Increase) decrease in operating assets:
    Interest receivable (DWR)        1,347         (1,183)
    Due from DWR                    (22,056)       -

 Increase (decrease) in operating liabilities:
      Accrued   management  fees            (6,422)            46
Accrued        administrative        expenses               7,892
7,775
 Net cash provided by (used for) operating activities (1,092,516)
311,679


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase   in  redemptions  payable    215,536         352,742
Redemptions of Units             (1,712,682)   (1,606,608)
   Net   cash   used   for   financing   activities   (1,497,146)
(1,253,866)
 Net decrease in cash            (2,589,662)     (942,187)
 Balance at beginning of period 20,485,336    26,130,701
 Balance at end of period       17,895,674    25,188,514






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

Partnership's December 31, 1999 Annual Report on Form 10-K.



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

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


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



In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective   Date  of  SFAS  No. 133,"   which   defers   the

required

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $158,034  and

$149,925 at March 31, 2000 and December 31, 1999, respectively.



The  net unrealized gains on open contracts of $158,034 at  March

31,  2000  and  $149,925 at December 31,  1999  related  to  off-

exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  2000 and December  31,  1999  mature through June 2000 and March 2000, respectively.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-

styled  options contracts, which funds, in the aggregate, totaled

$17,895,674  and $20,485,336 at March 31, 2000 and  December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement

that  an  amount  equal  to the net unrealized   gain   on   open

forward

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards, and options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of  the  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the three months ended March 31, 2000 and 1999, respectively, and a  general  discussion  of  its trading  activities  during  each

period.   It  is  important to note, however,  that  the  Trading

Advisors  trade  in various markets at different times  and  that prior  activity  in a particular market does not mean  that  such market will be actively traded by the Trading Advisors or will be

profitable   in  the  future.   Consequently,  the   results   of

operations of the Partnership are difficult to discuss other than in  the  context of its Trading Advisors' trading  activities  on behalf of the Partnership as a whole and how the Partnership  has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total  trading  losses  net of interest income  of  $661,986  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses of approximately 2.7% were recorded from  long

Japanese  yen  positions as the value of the yen weakened  versus the  U.S.  dollar  during  January  following  a  Bank  of  Japan intervention and improving sentiment in the U.S. bond market.

Short  Japanese yen positions resulted in losses during March  as the  yen's value reversed higher relative to the U.S. dollar  and major  European  currencies on reports  of  yen  repatriation  by institutions ahead of the Japanese fiscal year-end on  March  31.

Additional  losses  of approximately 1.9% were  experienced  from long  positions in the British pound during January and  February as  the  value of the pound weakened versus the U.S. dollar  amid the  dollar's strength versus other major currencies and interest rate  increases by the European Central Bank and the U.S. Federal

Reserve.   Smaller losses of approximately 1.3%  resulted  during

February  from  long  Canadian  dollar  positions  as  its  value weakened  against the U.S. dollar after a weak December wholesale trade  report cast some doubt on the Bank of Canada's ability  to

match  future  U.S.  Federal Reserve rate hikes.   A  portion  of

overall  Partnership losses was offset by gains of  approximately

1.0%  recorded  from  short  positions  in  the  European  common currency as its value weakened to a lifetime low versus the  U.S.

dollar  during  January  on skepticism  about  Europe's  economic outlook. The value of the euro finished the quarter lower  versus the U.S. dollar on expectations that interest rates would be held steady  by  the  European Central Bank, resulting  in  additional gains  for  short  positions.  Additional gains of  approximately

0.7%  were  recorded during January from short positions  in  the

Swiss franc as the value of this currency shared many of the same woes  as  the euro. Long Mexican peso positions also resulted  in gains of approximately 0.7% as its value strengthened relative to the U.S. dollar amid gains for Mexico's benchmark IPC stock index during  March.  Total expenses for the three months  ended  March

31,  2000  were $403,182, resulting in a net loss of  $1,065,168.

The  value of a Unit decreased from $993.59 at December 31,  1999 to $939.61 at March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading revenues, including interest income, of $1,689,580

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains of approximately 9.8% were recorded  throughout a majority of the quarter from short positions in the euro as the value  of the European common currency declined relative  to  the

U.S.  dollar  on  the  strength of  the  U.S.  economy,  concerns pertaining to the economic health of Europe and Japan and growing uncertainty  about the military action in Yugoslavia.  Additional gains  of approximately 2.5% were recorded from short Swiss franc positions  as the value of the U.S. dollar increased  versus  the franc  during March to its highest level in more than six  months as  investors reasoned that the United States is the safest place to  invest during the crisis in Kosovo due to the fact that it is far  from  the actual conflict and possesses a powerful  military

force.    These  gains  were  partially  offset  by   losses   of

approximately 5.6% recorded during January and February from long

Japanese yen positions as the value of the yen fell to a 2 1/2 month low versus the U.S. dollar after several key Tokyo officials suggested that Japanese policy makers were satisfied with a weaker yen.  Additional losses were experienced during March from newly  established short Japanese yen positions as the  value  of the  yen  increased  relative to the U.S.  dollar  amid  positive investor  reaction to the Bank of Japan's decision to  leave  the official  discount rate unchanged.  Losses of approximately  1.3%

were  also experienced during January from short Norwegian  krone positions as its value strengthened versus the U.S. dollar due to stable  oil  prices  and the possibility that  this  Scandinavian currency  could  be linked to the euro sometime  in  the  future.

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



Quantifying the Partnership's Trading Value at Risk

The  following  quantitative disclosures regarding  the  Partner-

ship's market risk exposures contain "forward-looking statements"

within  the  meaning  of  the safe harbor  from  civil  liability provided for such statements by the Private Securities Litigation

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

("VaR"). The VaR model employed by the Partnership includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based  on historical simulation with a confidence level  of  99%.

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



VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model

is   used  to  numerically  quantify  market  risk  for  historic reporting purposes only and is not utilized by either Demeter  or the Trading Advisors in their daily risk management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market category as of March 31, 2000 and 1999.  As of

March  31,  2000 and 1999, the Partnership's total capitalization was approximately $17 million and $24 million, respectively.


     Primary Market             March 31, 2000    March 31, 1999
     Risk Category              Value at Risk     Value at Risk

     Currency                       (3.29)%           (3.37)%



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business
is  the  speculative trading of primarily futures interests,  the composition  of  its  portfolio  of  open  positions  can  change significantly over any given time period or even within a  single

trading  day.   Such changes in open positions  could  materially

impact  market  risk  as  measured by VaR  either  positively  or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category        High       Low     Average

Currency                           (4.30)%    (3.26)%   (3.55)%




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



The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposure at March 31, 2000 and for the end of the four quarterly reporting periods from April 1,

1999  through  March 31, 2000.  Since VaR is based on  historical data, VaR should not be viewed as predictive of the Partnership's future  financial performance or its ability to manage or monitor

risk.   There  can be no assurance that the Partnership's  actual

losses  on  a  particular  day will not exceed  the  VaR  amounts indicated above or that such losses will not occur more than 1 in

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

Partnership's market-sensitive instruments.

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



The  following  was  the primary trading  risk  exposure  of  the

Partnership as of March 31, 2000.  It may be anticipated however,

that market exposure will vary materially over time.

Currency  -  The Partnership's currency exposure is  to  exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  first  quarter  of   2000,   the

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances  -   The Partnership  does  not  have

foreign currency balances as of March 31, 2000.

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

Advisors  daily.   In  addition, the Trading  Advisors  establish

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive  instrument.  One should be aware  that  certain

Trading  Advisors  treat their risk control  policies  as  strict rules, whereas others treat such policies as general guidelines.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion).



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management Inc. ("DWFCM")  and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr  will  act  as  the  counterparty  on  all   of   the

Partnership's foreign currency forward trades.  DWR will continue to act as the non-clearing commodity broker for the Partnership.

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




                            Dean Witter World Currency Fund L.P.
(Registrant)

                            By:    Demeter Management Corporation
                                        (General Partner)

May 12, 2000                By:    /s/Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.