Form 10-Q
period 2000-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2000-08-10
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to_________________

Commission File No. 0-23826

              DEAN WITTER WORLD CURRENCY FUND L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3700691
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
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

Yes    X            No___________



              DEAN WITTER WORLD CURRENCY FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999..........................2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited).........................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 2000 and 1999
     (Unaudited)................................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited).........................6

        Notes to Financial Statements (Unaudited).............. 7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations...... 12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................  21-30

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................. 31-32

Item 5. Other Information...................................32-33

Item 6. Exhibits and Reports on Form 8-K.......................33




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            16,469,645      20,485,336

   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(184,200)                                    -
 Net unrealized gain (loss) on open contracts (Carr)    (254,794)
149,925

  Total net unrealized gain (loss) on open contracts    (438,994)
149,925

      Total Trading Equity       16,030,651      20,635,261

Interest receivable (DWR)      62,279                    74,011
Due from DWR                            1,436      _______-__

      Total Assets               16,094,366      20,709,272


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                307,214         381,996
 Accrued management fees             40,151           51,737
 Accrued administrative expenses        33,960           14,457

      Total Liabilities            381,325           448,190

Partners' Capital

 Limited Partners (17,360.893 and
   20,079.269 Units, respectively)15,435,198     19,950,579
 General Partner (312.506 Units)      277,843        310,503

 Total Partners' Capital         15,713,041      20,261,082

 Total Liabilities and Partners' Capital 16,094,366   20,709,272

NET ASSET VALUE PER UNIT             889.08            993.59

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
        Realized                          (185,744)       610,805
Net change in unrealized           (597,028)    (467,693)
      Total Trading Results        (782,772)    143,112

 Interest Income (DWR)               197,819    216,449
      Total Revenues               (584,953)    359,561

EXPENSES

   Brokerage   commissions  (DWR)           160,206       235,664
Management    fees                         129,879        182,373
Administrative    expenses                  11,612         15,469
Transaction fees and costs             8,071      12,965
      Total Expenses                 309,768    446,471

NET LOSS                           (894,721)     (86,910)

NET LOSS ALLOCATION

        Limited        Partners                         (878,931)
(85,438)
 General Partner                         (15,790)  (1,472)
NET LOSS PER UNIT

                         Limited                         Partners
(50.53)                                   (4.71)
 General                                                  Partner
 (50.53)                                 (4.71)

          The accompanying notes are an integral part of these financial statements.



              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)






                               For the Six Months Ended June 30,


2000                           1999

$                                   $
REVENUES
 Trading profit (loss):
       Realized                        (1,069,083)      1,112,347
Net change in unrealized           (588,919)      499,595
      Total Trading Results      (1,658,002)    1,611,942
 Interest Income (DWR)               411,063      437,199
      Total Revenues             (1,246,939)    2,049,141

EXPENSES

   Brokerage   commissions  (DWR)          393,357        441,070
Management    fees                        273,521         369,091
Administrative   expenses                  23,823          30,884
Transaction fees and costs            22,249       22,677
      Total Expenses                 712,950      863,722

NET INCOME (LOSS)                (1,959,889)    1,185,419

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                       (1,927,229)
1,170,853                                      General    Partner
(32,660)                              14,566
NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(104.51)                                                    46.61
General                                                   Partner
(104.51)                                  46.61


          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)






                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1998    25,610.241           $24,485,689           $302,474
$24,788,163

Net                                                        Income
-                                 1,170,853          14,566  1,18
5,419

Redemptions                (2,957.432)                (2,992,101)
-                                   (2,992,101)

Partners' Capital,
 June 30, 1999         22,652.809          $22,664,441           $317,040
$22,981,481



Partners' Capital,
 December 31, 1999   20,391.775  $19,950,579        $310,503     $20,261,082

Net                                                          Loss
-                                (1,927,229)        (32,660)     (1,959,889)

Redemptions           (2,718.376)          (2,588,152)           _____-___
(2,588,152)

Partners' Capital,
 June 30, 2000         17,673.399          $15,435,198           $277,843
$15,713,041











           The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  (1,959,889)              1
,185,419                                         Noncash     item
included in net income (loss):
      Net  change  in  unrealized           588,919             (
499,595)

(Increase) decrease in operating assets:
     Interest  receivable (DWR)          11,732             4,624
Due from DWR                          (1,436)            (29,076)
Increase (decrease) in operating liabilities:
     Accrued management fees          (11,586)            (4,206)
Accrued        administrative       expenses               19,503
23,244
Net  cash  provided by (used for) operating activities(1,352,757)
680,410

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable(74,782)      128,594
      Redemptions      of      Units                  (2,588,152)
(2,992,101)
    Net    cash    used   for   financing   activities(2,662,934)
(2,863,507)

Net   decrease  in  cash               (4,015,691)              (
2,183,097)
Balance     at     beginning     of     period         20,485,336
26,130,701
Balance     at     end     of     period               16,469,645
23,947,604








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



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR").  Morgan Stanley &  Co.,  Inc.

("MS  &  Co.")  and  Morgan Stanley & Co.  International  Limited

("MSIL") provide clearing and execution services.  Prior  to  May

2000, Carr Futures Inc. provided clearing and execution services.

Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co.  John W. Henry  &  Company  and

Millburn   Ridgefield  Corporation  are  the   trading   advisors

(collectively, the "Trading Advisors") to the Partnership.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


2.  Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates. The Partnership  pays  brokerage commissions to DWR.



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



The net unrealized gain (loss) on open contracts are reported  as a  component of "Equity in futures interests trading accounts" on the  statements of financial condition and totaled $(438,994) and

$149,925 at June 30, 2000 and December 31, 1999, respectively.



The net unrealized loss on open contracts of $438,994 at June 30,

2000 and the net unrealized gain on open contracts of $149,925 at

December 31, 1999 related to off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership at June 30, 2000 and December 31, 1999 mature through

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


September 2000 and March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties with respect to most of the Partnership's  assets.

Exchange-traded futures and futures-styled options contracts  are marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. DWR, MS & Co., and MSIL  each  as  a futures commission merchant for the Partnership's exchange-traded futures  and  futures-styled  options  contracts,  are  required,

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  (loss) on all open futures  and  futures-styled

options   contracts,  which  funds,  in  the  aggregate,  totaled

$16,469,645  and  $20,485,336 at June 30, 2000 and  December  31,

1999, respectively.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


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

MS  &  Co.,  the  sole counterparty on all of such contracts,  to perform.  The Partnership has a netting agreement with MS  &  Co.

This agreement, which seeks to reduce both the Partnership's  and

MS  &  Co.'s  exposure  on off-exchange-traded  forward  currency contracts,  should  materially decrease the Partnership's  credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established for  each  Trading

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of  the  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  quarter  and  six  months ended  June  30,  2000  and  1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses  net of interest income  of  $584,953  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses of approximately 3.9% were recorded  primarily from  long  British  pound positions as the value  of  the  pound

weakened  relative  to  the  U.S.  dollar  during  April.   Newly

established short British pound positions contributed to these losses during the remainder of the quarter as the pound's value strengthened  versus the U.S. dollar following the  strengthening euro  and on speculation that U.S. interest rates may have topped in the medium term.  Additional losses of approximately 2.1% were experienced from long Japanese yen positions as the value of  the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention during April and repositioning ahead of the tankan  survey  during June.  Short euro/British pound  crossrate positions incurred losses during May of approximately 0.8% as the value  of  the European common currency strengthened  versus  the

British  pound amid renewed expectation of central  bank  support for the euro.  Smaller losses of approximately 0.7% were recorded from long Mexican peso positions as its value dropped versus  the

U.S.  dollar  during April amid losses on the Mexican  IPC  stock

index, as well as the weakness in U.S. technology issues.   Short

Australian dollar positions incurred losses of approximately 0.6%

as  its value strengthened versus the U.S. dollar during mid-June on  higher  gold  prices  and  stronger-than-expected  Australian economic  growth  data.  A portion of overall Partnership  losses was  offset  by gains of approximately 1.0% recorded  from  short

positions  in  the  European common currency during  April.   The

euro's  value dropped to record lows versus the U.S.  dollar  due primarily  to the European Central Bank's ("ECB") passive  stance towards  its currency and increasing concern that the ECB  should be  more aggressive in combating inflation.  Additional gains  of approximately 1.2% resulted from short South African rand positions during April and May as its value receded to 20-month lows versus the U.S. dollar amid speculation that Zimbabwe was on

the   verge  of  devaluing  its  currency.   Smaller   gains   of

approximately  0.9% were recorded from short Thai baht  positions during  May  as its value weakened versus the U.S.  dollar  on  a slide  in  the Indonesian rupiah.  Total expenses for  the  three months ended June 30, 2000 were $309,768, resulting in a net loss of $894,721.  The value of a Unit decreased from $939.61 at March

31, 2000 to $889.08 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of  $1,246,939  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses of approximately 5.4% were recorded  primarily

from  transactions  involving the British  pound.   Long  British

pound positions incurred losses during January and February  amid the  U.S.  dollar's  strength versus other major  currencies  and interest  rate increases by the ECB and the U.S. Federal Reserve.

Newly  established short British pound positions incurred  losses in  the  second quarter as the pound's value strengthened  versus the  U.S.  dollar following a strengthening of the  euro  and  on speculation that U.S. interest rates may have topped out  in  the

medium  term.   Additional  losses  of  approximately  4.6%  were

recorded from long Japanese yen positions as the value of the yen weakened against the U.S. dollar during January following a  Bank of Japan intervention and improving sentiment in the U.S. bond
market.   The  value of the yen weakened again  versus  the  U.S.

dollar during April on additional Bank of Japan intervention  and

repositioning  ahead  of the tankan survey  during  June.   As  a

result,  losses  were experienced from long yen positions.   Long

Canadian  dollar positions also incurred losses of  approximately

1.8%  as its value weakened relative to the U.S. dollar.  Smaller losses  of approximately 1.5% were incurred from short Australian dollar positions as its value strengthened versus the U.S. dollar during  mid June on higher gold prices and stronger-than-expected

Australian   economic  growth  data.   A   portion   of   overall

Partnership  losses  was offset by gains  of  approximately  4.1%

recorded  from transactions involving the euro.  Short  positions in  the  European  common currency recorded gains  as  its  value weakened  versus the U.S. dollar during January due to skepticism

about  Europe's  economic  outlook  and  during  quarter-end   on

expectations  that  the  ECB would hold  interest  rates  steady.

During  April, short euro positions were profitable as its  value moved to record lows versus the U.S. dollar due primarily to  the

ECB's  passive stance towards its currency and increasing concern that  it  should  be  more  aggressive  in  combating  inflation.

Additional  gains of approximately 1.2% were recorded from  short

South  African rand positions during April and May as  its  value receded  to  20-month  lows relative  to  the  U.S.  dollar  amid speculation  that  Zimbabwe was on the  verge  of  devaluing  its currency.  Smaller gains of approximately 0.5% were recorded from short Norwegian krone positions as its value was pushed lower versus the U.S. dollar by the euro's weakness during April.

Total  expenses  for  the six months ended  June  30,  2000  were

$712,950, resulting in a net loss of $1,959,889.  The value of  a

Unit  decreased from $993.59 at December 31, 1999 to  $889.08  at

June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $359,561 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The   most   significant  net  trading  losses  were  experienced

primarily  from trading in Japanese yen.  Losses of approximately

3.1%  resulted primarily from short Japanese yen positions versus the  U.S.  dollar  during  mid June  as  the  value  of  the  yen strengthened  temporarily  on reports  of  stronger-than-expected gross  domestic product data from Japan, reports that U.S. assets had  declined on inflationary jitters and expectations of a  U.S.

interest   rate  hike.   Newly  established  long  yen  positions

contributed to these losses later in the month as the yen's value

weakened  versus  the  U.S.  dollar  after  the  Bank  of   Japan

intervened  to prevent a rise in the yen in an effort  to  assist economic  recovery in Japan.  Additional losses of  approximately

1.7%  were recorded from short positions in the Singapore  dollar as  the value of most Far Eastern currencies rallied during April amid increased optimism regarding the potential for economic recovery in that region and during June due to the short-lived strength  in  the Japanese yen.  Smaller losses of  approximately

1.6% were incurred from long British pound positions as the value of  the  pound  receded primarily during May after  the  Bank  of

England  stated  that it might cut interest  rates  to  stem  any undesirable  appreciation  of  the  pound  during  June  as  U.K.

inflation  reached a six-year low.  These losses  were  partially offset  by  gains  of  approximately 7.6%  primarily  from  short positions  in  the  euro and Swiss franc as the  value  of  these

European  currencies  weakened steadily versus  the  U.S.  dollar during  April due to the lack of economic growth in the  European community,  the  ongoing military conflict in Kosovo  and  strong economic  data  out  of the U.S.  During June,  the  U.S.  dollar strengthened  relative  to these European currencies  after  tame

U.S.  inflation  data  eased fears that the Federal  Reserve  was about  to  embark on a series of rate hikes.  Total expenses  for the three months ended June 30, 1999 were $446,471, resulting  in a  net  loss  of  $86,910.  The value of a  Unit  decreased  from

$1,019.22 at March 31, 1999 to $1,014.51 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $2,049,141 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains of approximately 14.0% were recorded throughout a  majority of the first half of the year from short positions in the euro as the value of the European common currency declined relative to the U.S. dollar on the strength of the U.S. economy,

concerns  pertaining to the economic health of Europe  and  Japan and  growing uncertainty about the military action in Yugoslavia.

Additional  gains of approximately 4.5% were recorded from  short

Swiss  franc positions as the value of the U.S. dollar  increased versus  the  franc  during March and April as investors  reasoned that the U.S. is the safest place to invest during the crisis  in

Kosovo.    These  gains  were  partially  offset  by  losses   of

approximately 8.7% from trading in the Japanese yen.  Losses were experienced  primarily  during January  and  February  from  long

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

U.S.  dollar after the Bank of Japan intervened to prevent a rise

in  the  yen.   Additional  losses  of  approximately  2.8%  were

recorded primarily during late March from long British pound positions as the value of the pound retreated when a member of the  Bank  of  England's Monetary Policy committee said  that  he confidently  expected Britain to switch from  the  pound  to  the

European  Union's  single currency, the euro. Smaller  losses  of approximately  2.6% were recorded primarily during  January  from short  Norwegian krone positions as its value strengthened versus the U.S. dollar due to stable oil prices and the possibility that this  Scandinavian currency could be linked to the euro  sometime in  the future.  During March, losses were experienced from short

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

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market category as of June 30, 2000 and 1999.  As  of

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $16 million and $23 million, respectively.

     Primary Market             June 30, 2000     June 30, 1999
     Risk Category              Value at Risk     Value at Risk

     Currency                      (1.60)%             (4.30)%



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the Partnership.  Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period or even within a single trading  day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.

Primary Market Risk Category        High       Low     Average

Currency                           (4.30)%    (1.60)%   (3.14)%
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



The VaR tables above present the results of the Partnership's VaR for  the Partnership's market risk exposure at June 30, 2000  and for the end of the four quarterly reporting periods from July  1,

1999  through  June 30, 2000.  Since VaR is based  on  historical data, VaR should not be viewed as predictive of the Partnership's future  financial performance or its ability to manage or monitor

risk.   There  can be no assurance that the Partnership's  actual

losses  on  a  particular  day will not exceed  the  VaR  amounts indicated above or that such losses will not occur more than 1 in

100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well as  any market risk they may represent, are immaterial.  At  June

30,  2000 the Partnership's cash balance at DWR was approximately

103%  of  its  total  Net Asset Value.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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

The  following  was  the primary trading  risk  exposure  of  the

Partnership as of June 30, 2000.  It may be anticipated  however,

that market exposure will vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political  and

general  economic conditions, influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  2000,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  Outright positions  consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor  currencies.   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:

Foreign  Currency  Balances.     The  Partnership  did  not  have

foreign currency balances as of June 30, 2000.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000, reversed all previously imposed suspensions against the traders, reduced the fine for each of six traders to

$2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures Currency Management Inc.  Effective July 10, 2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer of Demeter.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A)  Exhibits

   3.01 Limited Partnership Agreement of the Partnership, dated as of December 8, 1992 is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-55806).

   10.01 Form of the Management Agreements among the Partnership, Demeter and CCA Capital Management Inc., Colorado Commodities Management Corporation, Ezra Zask Associates Inc.
        and Millburn Ridgefield Corporation dated as of     March 1, 1993
        is  incorporated by reference to Exhibit    10.02 of  the
        Partnership's Registration Statement on     Form S-1 (File No. 33-
        55806).

   10.02      Management Agreement among the Partnership, Demeter
        and   JWH  dated  as of June 1, 1995 is  incorporated  by
        reference to Exhibit 10.03 of the Partnership's Annual   Report
        on Form 10K for the fiscal year ended December    31, 1995.

   10.03      Amended and Restated Customer Agreement, dated as of
        December 1, 1997, between the Partnership and Dean       Witter
        Reynolds Inc. is incorporated by reference to     Exhibit 10.03
        of the Partnership's Form 10-K (File No.   0-23826) for fiscal
        year ended December 31, 1998.

   10.04       Customer Agreement, dated as of December 1,  1997,
        among  the Partnership, Carr Futures Inc., and Dean Witter
        Reynolds Inc. is incorporated by reference to Exhibit    10.04 of
        the Partnership's Form 10-K (File NO. 0-23826) for fiscal year ended December 31, 1998.

   10.05      International Foreign Exchange Master Agreement, dated
        as of August 1, 1997, between the Partnership and Carr   Futures,
        Inc. is incorporated by reference to Exhibit    10.05 of the
        Partnership's Form 10-K (File No. 0-23826) for fiscal year ended December 31, 1998.

   10.06      Customer Agreement, dated as of May 1, 2000 between
        Morgan Stanley & Co. Incorporated, the Partnership and   Dean
        Witter Reynolds Inc. is filed herewith.

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




                        Dean Witter World Currency Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 10, 2000         By:/s/Raymond E. Koch______________
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.