Form 10-Q
period 2000-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2000-11-14
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                       September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999..........................2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 2000 and 1999
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited).............. 7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations...... 13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................  22-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................32

Item 5. Other Information......................................32

Item 6. Exhibits and Reports on Form 8-K....................32-33



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER WORLD CURRENCY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,     December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            15,455,984      20,485,336

   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(615,871)                                    -
   Net   unrealized   gain  on  open  contracts  (Carr)______-___
149,925

  Total net unrealized gain (loss) on open contracts    (615,871)
149,925

      Total Trading Equity       14,840,113      20,635,261

Interest receivable (DWR)        60,847                    74,011

      Total Assets                14,900,960     20,709,272


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                278,684         381,996
 Accrued administrative expenses      45,621           14,457
 Accrued management fees             37,138           51,737

      Total Liabilities            361,443           448,190

Partners' Capital

 Limited Partners (16,428.167 and
   20,079.269 Units, respectively)14,268,101     19,950,579
 General Partner (312.506 Units)      271,416       310,503

 Total Partners' Capital         14,539,517      20,261,082

 Total Liabilities and Partners' Capital  14,900,960   20,709,272


NET ASSET VALUE PER UNIT             868.51            993.59


          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
        Realized                           (66,878)     (677,771)
Net change in unrealized           (176,877)      445,032
      Total Trading Results        (243,755)  (232,739)

 Interest Income (DWR)               190,083    214,037
      Total Revenues                (53,672)    (18,702)

EXPENSES

   Brokerage   commissions  (DWR)           177,963       268,861
Management    fees                         113,776        164,635
Administrative    expenses                  11,661         14,938
Transaction fees and costs          ____-___      15,095
      Total Expenses                 303,400    463,529

NET LOSS                           (357,072)    (482,231)

NET LOSS ALLOCATION

        Limited        Partners                         (350,645)
(475,766)
 General Partner                        (6,427)  (6,465)
NET LOSS PER UNIT

                         Limited                         Partners
(20.57)                        (20.69)
 General                                                  Partner
 (20.57)                        (20.69)


          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)






                            For the Nine Months Ended September 30,


2000                           1999

$                                   $
REVENUES
 Trading profit (loss):
       Realized                       (1,135,961)         434,576
Net change in unrealized           (765,796)      944,627
      Total Trading Results      (1,901,757)    1,379,203
 Interest Income (DWR)              601,146       651,236
      Total Revenues             (1,300,611)    2,030,439

EXPENSES

   Brokerage   commissions  (DWR)          571,320        709,931
Management    fees                        387,297         533,726
Administrative   expenses                  35,484          45,822
Transaction fees and costs            22,249       37,772
      Total Expenses               1,016,350    1,327,251


NET INCOME (LOSS)                (2,316,961)      703,188

NET INCOME (LOSS) ALLOCATION

   Limited  Partners    (2,277,874)                       695,087
General            Partner                               (39,087)
8,101
NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(125.08)                                                    25.92
General                                                   Partner
(125.08)                                  25.92



          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)






                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1998    25,610.241           $24,485,689           $302,474
$24,788,163

Net                                                        Income
-                                   695,087           8,101  703,
188

Redemptions                (4,005.658)                (4,020,259)
-                                   (4,020,259)

Partners' Capital,
 September 30, 1999    21,604.583          $21,160,517           $310,575
$21,471,092



Partners' Capital,
 December 31, 1999     20,391.775          $19,950,579           $310,503
$20,261,082

Net                                                          Loss
-                                          (2,277,874)           (39,087)
(2,316,961)

Redemptions                (3,651.102)                (3,404,604)
-                                   (3,404,604)

Partners' Capital,
 September 30, 2000    16,740.673          $14,268,101           $271,416
$14,539,517













           The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income (loss)                 (2,316,961)            703,188
Noncash item included in net income (loss):
      Net  change  in  unrealized           765,796             (
944,627)

(Increase) decrease in operating assets:
     Interest  receivable (DWR)          13,164             6,362
Due                            from                           DWR
-                                     (6,524)
Increase (decrease) in operating liabilities:
        Accrued     administrative    expenses             31,164
27,502
         Accrued      management      fees               (14,599)
(8,065)
Net    cash    used   for   operating   activities    (1,521,436)
(222,164)

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable(103,312)     99,175
      Redemptions      of      Units                  (3,404,604)
(4,020,259)
   Net   cash   used   for  financing  activities     (3,507,916)
(3,921,084)

Net   decrease  in  cash               (5,029,352)              (
4,143,248)
Balance     at     beginning     of     period         20,485,336
26,130,701
Balance     at     end     of     period               15,455,984
21,987,453





          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER WORLD CURRENCY FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the "Partnership").  The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December 31, 1998.  SFAS No. 133 superceded SFAS Nos. 119 and

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at

fair  value.   SFAS No. 133 was further amended by SFAS No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $(615,871) and

$149,925   at   September  30,  2000  and  December   31,   1999,

respectively.



The  net  unrealized  loss  on  open  contracts  of  $615,871  at

September  30, 2000 and the net unrealized gain on open contracts of  $149,925  at December 31, 1999 related to off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at September 30, 2000 and December 31,  1999  mature through December 2000 and March 2000, respectively.



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

$15,455,984  and $20,485,336 at September 30, 2000  and  December

31, 1999, respectively.



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

              DEAN WITTER WORLD CURRENCY FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




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

the  quarters and nine months ended September 30, 2000 and  1999,

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total trading losses net of interest income of  $53,672

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant losses of approximately 3.2% were recorded  primarily during  August from short Japanese yen positions as the value  of the yen strengthened versus the U.S. dollar following comments by a senior Japanese official stating that the Bank of Japan could raise interest rates further by December. Newly established long

Japanese   yen   positions  incurred  additional  losses   during

September  as  the  value of the yen weakened  against  the  U.S.

dollar  on warnings that the Japanese economy may shrink  in  the

fourth   quarter   because   of  lethargic   consumer   spending.

Additional losses of approximately 1.0% were recorded  from  long

Australian dollar positions as its value declined versus the U.S.

dollar  on weakness in the euro and fading of Australian interest rate expectations during August.  Smaller losses of approximately

0.7%  resulted from long Canadian dollar positions as  its  value weakened  relative  to the U.S. dollar on technical  factors  and general  weakness in commodity-related currencies.  A portion  of overall  Partnership losses was offset by gains of  approximately

1.9%  recorded  primarily during September from short  Thai  baht positions  as  its value weakened versus the U.S. dollar  due  to

poor  market  sentiment in the Asian Pacific region.   Additional

gains  of  approximately  0.9% resulted from  short  New  Zealand dollar positions during August as its value dropped alongside the euro  and  after worse-than-expected trade figures were released.

Smaller  gains of approximately 0.8% were experienced from  short

British  pound positions as its value weakened against  the  U.S.

dollar during July after June data showed Britain's manufacturing sector  grew at its slowest rate since June 1999.  Short  British pound  positions  were also profitable during  September  as  the pound's  value  weakened  relative to  the  U.S.  dollar  amid  a combination of capital flow considerations, expectations of
peaking  U.K.  interest  rate hikes and a  sagging  euro.   Total

expenses  for  the  three months ended September  30,  2000  were

$303,400,  resulting in a net loss of $357,072.  The value  of  a

Unit  decreased  from  $889.08 at June 30,  2000  to  $868.51  at

September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,300,611  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 7.1% were recorded from  trading  the  Japanese yen.  Long  Japanese  yen  positions incurred losses during the first half of the year as the value of the  yen weakened versus the U.S. dollar following Bank of  Japan

interventions  in  both  April and June.   During  August,  short

Japanese yen positions were unprofitable as the value of the  yen strengthened  versus the U.S. dollar on concerns about  potential interest rates increases expected by December.  Newly established long  Japanese yen positions resulted in additional losses during

September as the yen's value weakened against the U.S. dollar  on warnings  that  the  Japanese economy may shrink  in  the  fourth

quarter.   Losses  of  approximately  4.7%  were  recorded   from

transactions involving the British pound during the first half of

the  year.   Long British pound positions incurred losses  during

the  first  quarter amid the U.S. dollar's strength versus  other major  currencies  and interest rate increases  by  the  European

Central Bank ("ECB") and the U.S. Federal Reserve. Newly established short British pound positions incurred losses in the second quarter as the pound's value strengthened versus the  U.S.

dollar  on  the  back of a strengthening euro and on  speculation that  U.S.  interest rates may have topped in  the  medium  term.

Smaller  losses of approximately 2.4% resulted from long Canadian dollar positions throughout the first nine months of the year  as its  value  weakened  relative to the U.S.  dollar  on  technical factors  and  general  weakness in commodity-related  currencies.

Losses  of  approximately  2.2% resulted  from  short  Australian dollar positions as its value strengthened versus the U.S. dollar during  mid June on higher gold prices and stronger-than-expected

Australian  economic growth data.  During August, long Australian dollar  positions  contributed  to  these  losses  as  its  value declined versus the U.S. dollar on weakness in the euro  and  the fading  of  Australian interest rate expectations.  A portion  of overall  Partnership losses was offset by gains of  approximately

3.8%  recorded  from  transactions  involving  the  euro.   Short

positions in the euro recorded gains as its value weakened versus the  U.S.  dollar  during  the first half  of  the  year  due  to skepticism about Europe's economic outlook, expectations that the

ECB would hold interest rates steady and the ECB's passive stance towards  its  currency.  Additional gains of  approximately  1.9%

were recorded during September from short Thai baht positions  as its  value  weakened versus the U.S. dollar due  to  poor  market

sentiment  in  the  Asian  Pacific  region.  Smaller   gains   of

approximately 1.6% were experienced from short South African rand positions during April and May as its value receded relative to the  U.S. dollar amid speculation that Zimbabwe was on the  verge of  devaluing its currency.  Total expenses for the  nine  months ended September 30, 2000 were $1,016,350, resulting in a net loss

of  $2,316,961.   The value of a Unit decreased from  $993.59  at

December 31, 1999 to $868.51 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of  $18,702 and  posted  a  decrease in Net Asset Value per  Unit.  The  most

significant   losses  of  approximately  10.6%  were  experienced

primarily  from  trading  the euro and the  Swiss  franc.   Short

positions in these currencies resulted in losses earlier  in  the quarter  as their values strengthened versus the U.S. dollar  due to a better-than-expected German business sentiment survey and  a record U.S. trade deficit. Losses were recorded during August and

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

U.S. trade figures reflected a record deficit.  During July, long

British pound positions experienced losses of approximately  1.2%

as  the  value  of the pound weakened versus the U.S.  dollar  on concerns  of  a  disappearance in the interest rate  differential between the U.K. and the U.S. and continued economic sluggishness in  Britain.  Newly established short pound positions resulted in additional  losses  as  the pound's value rose  versus  the  U.S.

dollar  later in July after revised first quarter Gross  Domestic

Product  ("GDP")  figures showed that the  British  economy  grew faster  than  had previously been expected.  A portion  of  these losses  was  offset  by  gains  of approximately  10.1%  recorded throughout the quarter primarily from long Japanese yen positions as  the  value of the yen strengthened versus the U.S. dollar  on positive economic data out of that country and optimism regarding the  Japanese  economy. Despite an intervention by  the  Bank  of

Japan  to prevent the yen's recent rise from continuing, the  yen climbed  to  a  44-month  high  versus  the  U.S.  dollar  during

September after the Bank of Japan decided to leave that country's monetary  policy unchanged.  Smaller gains of approximately  1.7%

were recorded from short Thai baht positions as the value of  the

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

The  most  significant gains of approximately 7.8% were  recorded throughout  a  majority of the first half of the  year  primarily from  short positions in the euro as its value declined  relative to  the U.S. dollar on the strength of the U.S. economy, concerns pertaining  to  the  economic health of  Europe  and  Japan,  and growing  uncertainty  about the military  action  in  Yugoslavia.

Smaller gains of approximately 1.2% were recorded from short Thai baht  positions as the value of the Thai baht fell to a  new  12-

month  low  versus  the U.S. dollar following lower-than-expected second  quarter  GDP  data out of Thailand,  the  earthquakes  in

Taiwan  and  comments  on  the Thai economy  by  various  cabinet ministers.  A  portion  of the Partnership's  overall  gains  was offset by losses of approximately 3.9% experienced primarily from long  British pound positions as the value of the pound  weakened versus  the  U.S. dollar during late March when a member  of  the

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

British pound positions resulted in additional losses during  the third quarter as the pound's value rose versus the U.S. dollar later in July after revised first quarter GDP figures showed that

the   British  economy  grew  faster  than  had  previously  been

expected.   Smaller  losses of approximately 3.5%  were  incurred

primarily  during  January and March from short  Norwegian  krone positions as its value strengthened versus the U.S. dollar due to a  rise  in oil prices and the possibility that this Scandinavian currency  could  be linked to the euro sometime  in  the  future.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market category as of September 30, 2000 and 1999.  As

of   September  30,  2000  and  1999,  the  Partnership's   total

capitalization  was approximately $15 million  and  $21  million,

respectively.

      Primary Market     September 30, 2000   September 30,  1999
Risk Category              Value at Risk          Value at Risk

     Currency                   (4.01)%                (3.26)%



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership.  Because the Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period or even within a single trading  day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category        High       Low     Average

Currency                           (4.01)%   (1.60)%   (2.75)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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

The VaR tables above present the results of the Partnership's VaR for  the Partnership's market risk exposure at September 30, 2000

and   for  the  end of the four quarterly reporting periods  from

October  1, 1999 through September 30, 2000.  Since VaR is  based on historical data, VaR should not be viewed as predictive of the

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

risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately 106%  of its  total  Net  Asset  Value.  A decline in short-term  interest rates  will  result  in  a  decline  in  the  Partnership's  cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  was  the primary trading  risk  exposure  of  the

Partnership  as  of  September 30, 2000.  It may  be  anticipated however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing  relationships between different currencies and  currency

pairs.   Interest rate changes as well as political  and  general

economic   conditions   influence   these   fluctuations.     The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than the  U.S. dollar.  At September 30, 2000, the Partnership's major exposures  were  in the euro currency crosses and  outright  U.S.

dollar  positions.  Outright positions consist of the U.S. dollar

vs.  other currencies.  These other currencies include major  and

minor  currencies.   Demeter does not anticipate  that  the  risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.     The  Partnership  did  not  have

foreign currency balances as of September 30, 2000.

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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.



Item 5.  OTHER INFORMATION

Commencing  December  1, 2000, the management  fee  paid  by  the

Partnership to each Trading Advisor will be reduced from a 3%  to a 2% annual rate.  Additionally, the quarterly incentive fee paid by  the Partnership to each Trading Advisor will be changed  from

17.5% to 20% of the Partnership's trading profits.


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

   10.06      Customer Agreement, dated as of May 1, 2000 between
        Morgan Stanley & Co. Incorporated, the Partnership and   Dean
        Witter Reynolds Inc. is incorporated by reference   to Exhibit
        10.06 of the Partnership's Quarterly Report   on Form 10-Q for
        the quarter ended June 30, 2000, (File  No. 0-23826).

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




                        Dean Witter World Currency Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2000       By:/s/Raymond E. Koch______________
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.