Form 10-K
period 2000-12-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2001-04-02
CIK 895239

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

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

c/o Demeter Management Corporation
Two   World   Trade  Center,  -  62nd  Flr.,   New   York,   N.Y.
10048             (Address   of   principal  executive   offices)
(Zip Code)


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

             Units of Limited Partnership Interest

                        (Title of Class)

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No _____

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $16,666,933 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

            DEAN WITTER WORLD CURRENCY FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000

                              Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . .  1

Part I .

  Item  1.Business. . . . . . . . . . . . . . . . . . . . . . . .
2-4

  Item  2.Properties. . . . . . . . . . . . . . . . . . . . . . .
 . 4

   Item  3.Legal Proceedings. . . . . . . . . . . . . . . . . . .
4-5

   Item  4.Submission of Matters to a Vote of Security Holders. .
 . .5

Part II.

   Item  5.                                        Market for the
Registrant's Partnership Units
           and Related Security Holder Matters . . . . . . . .  .
 . . 6

   Item  6.Selected Financial Data . . . . . . . . . . . . . .  .
 . . 7

  Item  7.Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
8-19

  Item 7A.Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
19-28

   Item  8.Financial Statements and Supplementary Data. . . . . .
 . .28

  Item  9.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .29
Part III.

   Item 10.Directors and Executive Officers of the Registrant. ..
30-34

  Item 11. Executive Compensation . . . . . . . . . . . . . . . .
 .  34

  Item 12.Security Ownership of Certain Beneficial Owners
           and Management. .. . . . . . . . . . . . . . . . . . .
 . .34

  Item 13. Certain Relationships and Related Transactions. . .. .
 . .35

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K. . . . . . . . . . . . . . . . . .
 . .36


            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

     Partnership's Prospectus dated
     June 2, 1993                                   I

     Annual Report to Dean Witter
     World Currency Fund L.P.
     Limited Partners for the year
     ended December 31, 2000                 II, III and IV

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



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter  Reynolds,  Inc. ("DWR").   The  clearing  commodity

brokers  are Morgan Stanley & Co. Incorporated ("MS &  Co.")  and

Morgan Stanley & Co. International Limited ("MSIL") which provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc. provided clearing and execution services to the Partnership.

Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries  of

Morgan  Stanley  Dean Witter & Co. ("MSDW").   John  W.  Henry  &

Company  and  Millburn  Ridgefield Corporation  are  the  trading advisors (the "Trading Advisors") to the Partnership.



The Partnership's net asset value per unit of limited partnership interest  ("Unit(s)")  as  of December 31,  2000  was  $1,056.80,

representing an increase of 6.4 percent from the net asset  value per Unit of $993.59 at December 31, 1999.

(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes the  Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures,   forwards,   and  options.   The   relevant   financial

information is presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business  of  speculative  trading  of  futures,  forwards,   and

options, pursuant to trading instructions provided by the Trading

Advisors.  For a detailed description of the different facets  of

the   Partnership's   business,  see  those   portions   of   the

Partnership's  prospectus, dated June 2, 1993, (the "Prospectus")

incorporated by reference in this Form 10-K, set forth below.

  Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                     (Pages 1-8 of the Prospec-
                                      tus).

    2. Currency Markets          2.  "The Currency Markets"
                                      (Pages  80-88 of the  Pros-
                         pectus).

    3. Partnership's Trading     3.  "Trading Policies" (Page
       Arrangements and               75).  "The Trading
       Policies                       Advisors" (Pages 34-74
                                      of the Prospectus).

       4.  Management of the Part-  4. "The Management Agree-
              nership                ments" (Pages 77-80).
                                     "The General  Partner"
                                     (Pages 30-33) and "The
                                      Commodity Broker"
                                     (Pages 76-77).  "The
                                     Limited Partnership
                                     Agreement" (Pages 89-
                                     93 of the Prospectus).

     5.     Taxation of the Partner-  5.      "Federal Income Tax
     ship's  Limited  Partners          Aspects" and  "State  and
     Local                       Income                       Tax
     Aspects" (Pages 97-104
                of the Prospectus).


(d)    Financial Information about Geographic Areas

The  Partnership  has  not engaged in any operations  in  foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are the contracting party and trades in futures,  forwards and options on foreign exchanges.


Item 2.  PROPERTIES
The  executive and administrative offices are located within  the offices  of DWR. The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.



Item 3.  LEGAL PROCEEDINGS

Similar  class actions were filed in 1996 in California  and  New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity pools sold by DWR.  Named defendants include DWR,

Demeter,  MSDW,  the  Partnership,  certain  limited  partnership commodity  pools  of  which Demeter is the  general  partner  and certain  trading  advisors  to those pools.  A  consolidated  and amended  complaint in the action pending in the Supreme Court  of the State of New York was filed on August 13, 1997, alleging that the  defendants  committed fraud, breach of fiduciary  duty,  and negligent  misrepresentation in the sale  and  operation  of  the various  limited  partnership  commodity  pools.  The  complaints sought  unspecified amounts of compensatory and punitive  damages and  other relief.  The New York Supreme Court dismissed the  New

York  action  in November 1998, but granted plaintiffs  leave  to file an amended complaint, which they did in early December 1998.

The  defendants  filed a motion to dismiss the amended  complaint with  prejudice on February 1, 1999.  By decision dated  December

21,  1999,  the  New York Supreme Court dismissed the  case  with

prejudice.    However, on March 3, 2000, plaintiffs appealed  the

trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item 5.   MARKET   FOR   THE  REGISTRANT'S  LIMITED   PARTNERSHIP
          INTERESTS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 2,140.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  operations  on  April  2,  1993.   Demeter  has   sole

discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of Partnership profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)







                               For    the    Years   Ended    December    31,
          .
                         2000           1999            1998             1997
          1996 .

Total Revenues
(including  interest)        2,069,804   2,391,766   1,274,004     12,366,515
5,746,636


Net Income (Loss)              779,626      684,200    (682,212)    9,849,370
3,438,844

Net Income (Loss)
Per Unit (Limited
&  General  Partners)            63.21      25.69       (25.89)        280.62
81.88

Total   Assets           17,213,416    20,709,272    25,105,387    32,260,016
27,427,364



Total Limited
Partners' Capital           16,582,911   19,950,579   24,485,689    30,674,029
25,668,776



Net Asset Value Per
Unit                          1,056.80       993.59       967.90       993.79
713.17








Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with DWR  as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate futures, forwards, and options accounts established  for each  Trading Advisor, which assets are used as margin to  engage in  trading.  The  assets are held in either non-interest-bearing bank  accounts or in securities and instruments permitted by  the

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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures, forwards, and options in subsequent periods.  It is  not possible  to  estimate  the amount and therefore  the  impact  of future redemptions of Units.

Results of Operations.

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisor's  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  three years ended December 31, 2000 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does  not  mean that such market will be actively traded  by  the

Trading   Advisors  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisors'  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.




At  December  31,  2000,  the  Partnership's  total  capital  was

$16,913,166,  a  decrease of $3,347,916  from  the  Partnership's total capital of $20,261,082 at December 31, 1999.  For the  year ended December 31, 2000, the Partnership generated net income  of

$779,626 and total redemptions aggregated $4,127,542.

For  the  year ended December 31, 2000, the Partnership  recorded total  trading revenues, including interest income, of $2,069,804 and  posted an increase in net asset value.  The most significant gains  of  approximately  9.4% were recorded  during  the  fourth quarter  from  long  euro positions versus the  U.S.  dollar  and

Japanese  yen  as  the  value  of the  European  common  currency strengthened  amid worries of a slowdown in U.S. economic  growth and anemic Japanese economic growth.  Gains of approximately 2.9%

were also experienced from short South African rand positions  as its  value  receded relative to the U.S. dollar during April  and

May  amid speculation that Zimbabwe was on the verge of devaluing

its  currency.   Additional  gains  of  approximately  2.4%  were

recorded  from  short Thai baht positions as its  value  weakened versus the U.S. dollar due to poor market sentiment in the  Asian

Pacific  region.  A portion of the Partnership's  gains  for  the year  was  offset by losses of approximately 7.7% experienced  in the British pound as long positions generated losses early in the year  amid  continued  strength in  the  U.S.  dollar  and  short positions incurred losses late in the year on fresh evidence of a weakening U.S. economy.  Additional losses of approximately  2.1%

were  recorded from long Australian dollar positions as its value declined relative to the U.S. dollar as Australian interest  rate expectations faded, as well as losses of approximately 2.1%  from long Canadian dollar positions as its value weakened relative  to the U.S. dollar on technical factors and general weakness in
commodity-related  currencies.   Losses  of  approximately   9.6%

experienced in the Japanese yen during the first nine  months  of the  year were offset by significant gains of approximately  9.0%

during the fourth quarter as short positions in the Japanese  yen profited  from  the  continued weakness of the Japanese  economy.

Total  expenses  for the year were $1,290,178, resulting  in  net income of $779,626.  The net asset value of a Unit increased from

$993.59 at December 31, 1999 to $1,056.80 at December 31, 2000.



At  December  31,  1999,  the  Partnership's  total  capital  was

$20,261,082,  a  decrease of $4,527,081  from  the  Partnership's total capital of $24,788,163 at December 31, 1998.  For the  year ended December 31, 1999, the Partnership generated net income  of

$684,200 and total redemptions aggregated $5,211,281.



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

Total  expenses  for the year were $1,707,566, resulting  in  net income of $684,200.  The net asset value of a Unit increased from

$967.90 at December 31, 1998 to $993.59 at December 31, 1999.



At  December  31,  1998,  the  Partnership's  total  capital  was

$24,788,163,  a  decrease of $7,085,868  from  the  Partnership's total capital of $31,874,031 at December 31, 1997.  For the  year ended December 31, 1998, the Partnership generated a net loss  of

$682,212 and total redemptions aggregated $6,403,656.

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

Japanese  financial crisis.  Total expenses  for  the  year  were

$1,956,216, resulting in a net loss of $682,212.  The  net  asset value  of a Unit decreased from $993.79 at December 31,  1997  to

$967.90 at December 31, 1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures, forwards, and  options

markets.   For  a  further description of 2000  trading  results,

refer  to  the letter to the Limited Partners in the accompanying

Annual

Report to Limited Partners for the year ended December 31,  2000,

which is incorporated by reference to Exhibit 13.01 of this  Form

10-K. The Partnership's gains and losses are allocated among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in  a  portfolio of foreign currencies.  In entering  into  these contracts,  the  Partnership is subject to the market  risk  that

such   contracts  may  be  significantly  influenced  by   market

conditions, such as interest rate volatility, resulting  in  such contracts  being  less  valuable.  If  the  markets  should  move against all of the positions held by the Partnership at the  same time, and if the Trading Advisors were unable to offset positions of  the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.



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



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.



Item 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of futures, forwards, and options.  The market-sensitive instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of  the Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures,  forwards, and options traded  by  the  Partnership involve  varying degrees of related market risk.  Market risk  is often  dependent  upon  changes in the  level  or  volatility  of

interest   rates,  exchange  rates,  and  prices   of   financial

instruments and commodities.  Fluctuations in market  risk  based upon  these factors result in frequent changes in the fair  value of  the  Partnership's open positions, and, consequently, in  its earnings and cash flow.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures, forwards, and options are settled daily  through variation margin.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by primary market risk category as of December 31, 2000 and 1999.

As  of  December  31,  2000  and 1999,  the  Partnership's  total capitalization  was approximately $17 million  and  $20  million,

respectively.

     Primary Market      December 31, 2000     December 31, 1999
     Risk Category         Value at Risk          Value at Risk

     Currency                  (3.36)%                (2.09)%



The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures,  forwards,

and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.



The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.



Primary Market Risk Category     High        Low        Average

Currency                        (4.01)%     (1.60)%      (3.06)%

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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and 1999, and for the end of the  four quarterly reporting periods during calendar year  2000.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day  will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately  89%  of  its total  net  asset value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



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



The  following  was  the primary trading  risk  exposure  of  the

Partnership  as  of  December 31, 2000.  It  may  be  anticipated however, that market exposure will vary materially over time.



Currency.   At  December  31,  2000, The  Partnership's  currency

exposure   was   to   exchange   rate   fluctuations,   primarily

fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions

between  two  currencies other than the  U.S.  dollar.   For  the

fourth quarter of 2000, the Partnership's major exposures were to the  euro  currency  crosses and outright U.S. dollar  positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

At  December  31,  2000  there was no non-trading  risk  exposure because  the  Partnership  did  not  have  any  foreign  currency balances.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Advisors separately  attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

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

Supplementary data specified by Item 302 of Regulation S-K:


            Summary of Quarterly Results (Unaudited)

                                                           Net
Income/
                                                    (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31           $  (661,986)   $  (1,065,168)        $ (53.98)
June 30          (584,953)        (894,721)          (50.53)
September 30      (53,672)        (357,072)          (20.57)
December 31     3,370,415        3,096,587           188.29

Total              $ 2,069,804    $     779,626         $  63.21


1999
March 31           $ 1,689,580    $   1,272,329         $  51.32
June 30           359,561          (86,910)           (4.71)
September 30      (18,702)        (482,231)          (20.69)
December 31       361,327          (18,988)           (0.23)

Total              $ 2,391,766    $     684,200         $  25.69

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




Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is also a Director of DWFCM.  Mr. Merin was appointed the Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors.

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

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



Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.



Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins and Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.



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


Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

(a)  Security  Ownership of Certain Beneficial  Owners  -  As  of

December  31, 2000, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)  Security  Ownership of Management - At  December  31,  2000,

Demeter  owned  312.506  Units  of General  Partnership  Interest representing a 1.95 percent interest in the Partnership.



(c) Changes in Control - None

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $726,395 for the year ended December 31, 2000.

                             PART IV

Item 14.  EXHIBITS,   FINANCIAL  STATEMENT  SCHEDULES,   AND
          REPORTS ON FORM 8-K

     (a)  1. Listing of Financial Statements

The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to

Limited  Partners for the year ended December 31, 2000,  are incorporated by reference to Exhibit 13.01 of this Form  10-

K:

                    - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

                    -    Statements of Financial Condition as of
     December 31, 2000 and 1999.

- Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 2000, 1999 and 1998.

               -    Notes to Financial Statements.



With the exception of the aforementioned information and the information  incorporated in Items 7, 8 and 13,  the  Annual

Report  to Limited Partners for the year ended December  31,

2000 is not deemed to be filed with this report.



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

                                                DEAN    WITTER   WORLD
                         CURRENCY FUND L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2001           BY: /s/ Robert E. Murray           .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/   Robert E. Murray                             March 30, 2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

    /s/    Mitchell M. Merin                           March 30, 2001
           Mitchell M. Merin, Director

    /s/   Joseph G. Siniscalchi                        March 30, 2001
          Joseph G. Siniscalchi, Director

    /s/   Edward C. Oelsner III                        March 30, 2001
          Edward C. Oelsner III, Director

    /s/    Richard A. Beech                            March 30, 2001
           Richard A. Beech, Director

    /s/    Raymond A. Harris                           March 30, 2001
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                           March 30, 2001
           Anthony J. DeLuca, Director

     /s/   Raymond E. Koch                                   March 30,
2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX
     ITEM
3.01 Limited Partnership Agreement of the Partnership, dated as of December 8, 1992 is incorporated by reference to Exhibit
     3.01  and  Exhibit  3.02  of the Partnership's  Registration
     Statement on Form S-1 (File No. 33-55806).

10.01Form  of  the  Management Agreements among the  Partnership,
     Demeter   and   CCA   Capital  Management   Inc.,   Colorado
     Commodities
     Management Corporation, Ezra Zask Associates Inc. and Millburn Ridgefield Corporation dated as of March 1, 1993 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-55806).
10.02Management Agreement among the Partnership, Demeter and JWH dated as of June 1, 1995 is incorporated by reference to
     Exhibit 10.03 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1995.

10.03Amended  and  Restated  Customer  Agreement,  dated  as   of
     December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Form 10-K (File No. 0-23826) for fiscal year ended December 31, 1998.

10.04Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Form 10-K (File No. 0-23826) for fiscal year ended December 31, 1998.

10.05International  Foreign Exchange Master Agreement,  dated  as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-23826) for fiscal year ended December 31, 1998.

10.06Customer  Agreement, dated as of May 1, 2000 between  Morgan
     Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-23826).

10.07Amendment  to  Management Agreement among  the  Partnership,
     Dean Witter Reynolds Inc., and John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's Form 8-K, filed with the Securities and Exchange Commission on January 3, 2001.

10.08Amendment to Management Agreement between the Partnership and Millburn Ridgefield Corporation, dated November 30, 2000, is incorporated by reference to the Partnership's Form 8-K, filed with the Securities and Exchange Commission on January 3, 2001.

13.01December 31, 2000 Annual Report to Limited Partners is filed herewith.

World
Currency
Fund

December 31, 2000
Annual Report

MORGAN STANLEY DEAN WITTER

Dean Witter World Currency Fund L.P.
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year                       Return
     ----                       ------
     1993 (9 months)            -17.4%
     1994                       -25.1%
     1995                         2.0%
     1996                        13.0%
     1997                        39.4%
     1998                        -2.6%
     1999                         2.7%
     2000                         6.4%

     Inception-to-Date Return:    5.7%
     Annualized Return:           0.7%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter World Currency Fund L.P.
Annual Report
2000

Dear Limited Partner:

This marks the eighth annual report for the Dean Witter World Currency Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $993.59 and increased by 6.4% to $1,056.80 on December 31, 2000.

Overall, the Fund recorded an increase in Net Asset Value per Unit during 2000. The most significant gains were recorded during the fourth quarter from long euro positions versus the U.S. dollar and Japanese yen, as the value of the European common currency strengthened amid worries of a slowdown in U.S. economic growth and anemic Japanese economic growth. Gains were also experi-enced from short South African rand positions as its value receded relative to the U.S. dollar during April and May amid speculation that Zimbabwe was on the verge of devaluing its currency. Additional gains were recorded from short Thai baht positions as its value weakened versus the U.S. dollar due to poor market sentiment in the Asian Pacific region. A portion of the Fund's gains for the year was offset by losses experienced in the British pound as long po-sitions generated losses early in the year amid continued strength in the U.S. dollar and short positions incurred losses late in the year on fresh evidence of a weakening U.S. economy. Additional losses were recorded from long Austra-lian dollar positions as its value declined relative to the U.S. dollar as Australian interest rate expectations faded, and from long Canadian dollar po-sitions, as its value weakened relative to the U.S. dollar on technical fac-tors and general weakness in commodity-related currencies. Losses experienced in the Japanese yen during the first nine months of the year were offset by significant gains during the fourth quarter, as short positions in the Japa-nese yen profited from the continued weakness of the Japanese economy.

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

                     /s/ Robert E. Murray

                     Robert E. Murray
                     Chairman
                     Demeter Management Corporation
                     General Partner

Dean Witter World Currency Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter World Currency Fund L.P. (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capi-tal, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partner-ship's management. Our responsibility is to express an opinion on these finan-cial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter World Currency Fund L.P. at De-cember 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in confor-mity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Dean Witter World Currency Fund L.P.
Statements of Financial Condition

                                                        December 31,
                                                    ---------------------
                                                       2000       1999
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in futures interests trading
 accounts:
 Cash                                               15,129,282 20,485,336
 Net unrealized gain on open contracts (MS&Co.)      2,020,756     --
 Net unrealized gain on open contracts (Carr)           --        149,925
                                                    ---------- ----------
 Total net unrealized gain on open contracts         2,020,756    149,925
                                                    ---------- ----------
 Total Trading Equity                               17,150,038 20,635,261
Interest receivable (DWR)                               59,750     74,011
Due from DWR                                             3,628     --
                                                    ---------- ----------
 Total Assets                                       17,213,416 20,709,272
                                                    ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    263,942    381,996
Accrued management fees                                 28,676     51,737
Accrued administrative expenses                          7,632     14,457
                                                    ---------- ----------
 Total Liabilities                                     300,250    448,190
                                                    ---------- ----------
PARTNERS' CAPITAL
Limited Partners (15,691.694 and 20,079.269 Units,
  respectively)                                     16,582,911 19,950,579
General Partner (312.506 Units)                        330,255    310,503
                                                    ---------- ----------
 Total Partners' Capital                            16,913,166 20,261,082
                                                    ---------- ----------
 Total Liabilities and
   Partners' Capital                                17,213,416 20,709,272
                                                    ========== ==========
NET ASSET VALUE PER UNIT                              1,056.80     993.59
                                                    ========== ==========


   The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.
Statements of Operations

                                    For the Years Ended
                                        December 31,
                               -------------------------------
                                 2000       1999       1998
                               ---------  --------- ----------
                                   $          $         $
REVENUES
Trading profit (loss):
 Realized                       (586,585)   277,017  2,059,332
 Net change in unrealized      1,870,831  1,251,365 (1,876,969)
                               ---------  --------- ----------
 Total Trading Results         1,284,246  1,528,382    182,363
Interest income (DWR)            785,558    863,384  1,091,641
                               ---------  --------- ----------
 Total Revenues                2,069,804  2,391,766  1,274,004
                               ---------  ---------  ---------
EXPENSES
Brokerage commissions (DWR)      726,395    909,447    955,692
Management fees                  494,529    689,650    869,146
Administrative expenses           47,005     60,280     73,700
Transaction fees and costs        22,249     48,189     57,678
                               ---------  --------- ----------
  Total Expenses               1,290,178  1,707,566  1,956,216
                               ---------  --------- ----------
NET INCOME (LOSS)                779,626    684,200   (682,212)
                               =========  ========= ==========
Net Income (Loss) Allocation:
Limited Partners                 759,874    676,171   (677,089)
General Partner                   19,752      8,029     (5,123)
Net Income (Loss) per  Unit:
Limited Partners                   63.21      25.69     (25.89)
General Partner                    63.21      25.69     (25.89)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                              Units of
                             Partnership   Limited     General
                              Interest     Partners    Partner     Total
                             -----------  ----------  ---------  ----------
                                              $           $          $
Partners' Capital,
December 31, 1997            32,073.339   30,674,029  1,200,002  31,874,031
Net loss                         --         (677,089)    (5,123)   (682,212)
Redemptions                  (6,463.098)  (5,511,251)  (892,405) (6,403,656)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1998            25,610.241   24,485,689    302,474  24,788,163
Net income                       --          676,171      8,029     684,200
Redemptions                  (5,218.466)  (5,211,281)    --      (5,211,281)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1999            20,391.775   19,950,579    310,503  20,261,082
Net income                       --          759,874     19,752     779,626
Redemptions                  (4,387.575)  (4,127,542)    --      (4,127,542)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 2000            16,004.200   16,582,911    330,255  16,913,166
                             ==========   ==========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.
Statements of Cash Flows

                                                For the Years Ended
                                                    December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                              $           $           $
CASH FLOWS FROM OPERATING  ACTIVITIES
Net income (loss)                            779,626     684,200    (682,212)
Noncash item included in net income
  (loss):
 Net change in unrealized                 (1,870,831) (1,251,365)  1,876,969
(Increase) decrease in operating assets:
 Interest receivable (DWR)                    14,261       2,115      30,847
 Due from DWR                               (3,628)       --          --
 Net option premiums                          --          --          49,687
Increase (decrease) in operating
  liabilities:
 Accrued management fees                     (23,061)    (11,012)    (17,901)
 Accrued administrative expenses              (6,825)      8,480       5,977
                                          ----------  ----------  ----------
Net cash provided by (used
  for) operating activities               (1,110,458)   (567,582)  1,263,367
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                   (118,054)    133,498     (56,837)
Redemptions of Units                      (4,127,542) (5,211,281) (6,403,656)
                                          ----------  ----------  ----------
Net cash used for financing activities    (4,245,596) (5,077,783) (6,460,493)
                                          ----------  ----------  ----------
Net decrease in cash                      (5,356,054) (5,645,365) (5,197,126)
Balance at beginning of period            20,485,336  26,130,701  31,327,827
                                          ----------  ----------  ----------
Balance at end of period                  15,129,282  20,485,336  26,130,701
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

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL") provide clearing and execution services. Prior to May 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. Demeter, DWR, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

The trading advisors for the Partnership are John W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Millburn") (the "Trading Advi-sors").

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized profit (loss) on open contracts from one period to the next in the statements of operations. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the aver-age yield on 13-week U.S. Treasury bills. For purposes of such interest pay-ments, Net Assets do not include monies due the Partnership on futures inter-ests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Continued)

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts" reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR, MS&Co., and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open con-tracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) the net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various con-tracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to bro-kerage agreements with MS&Co. and MSIL, to the extent that such trading re-sults in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's month-end Net As-sets.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partner-ship's average month-end Net Assets. These include filing fees, clerical, ad-ministrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addi-tion, the Partnership incurs a monthly management fee and may incur incentive fees.

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

2. Related Party Transactions

The Partnership pays DWR brokerage commissions as described in Note 1. The Partnership's cash is on deposit with DWR, MS&Co. and MSIL in futures inter-ests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. Trading Advisors

Compensation to JWH and Millburn consists of a management fee and an incentive fee as follows:

Management Fee--The Partnership pays a monthly management fee equal to 1/6 of 1% per month (a 2% annual rate) of the Partnership's adjusted Net Assets as of the end of each month. Prior to December 1, 2000, the Partnership paid a monthly management fee equal to 1/4 of 1% per month (a 3% annual rate) of the Partnership's adjusted Net Assets as of the end of each month.

Incentive Fee--The Partnership pays a quarterly incentive fee to each trading advisor equal to 20% of trading profits experienced with respect to the Net Assets allocated to such trading advisor as of the end of each calendar quar-ter. Prior to December 1, 2000, the Partnership paid a quarterly incentive fee to each trading advisor equal to 17.5% of trading profits experienced with re-spect to the Net Assets allocated to such trading advisor as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage com-missions, management fees, transaction fees and costs and administrative ex-penses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems Units, the incentive fee, (earned through the redemption date), is paid to such advisor on those redeemed Units in the month of redemption.

4. Financial Instruments

The Partnership trades futures, options and forward contracts on foreign cur-rencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to per-form under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including inter-est rate volatility.

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Continued)

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contract/notional values, respec-tively, of derivative financial instruments for an entity that carries its as-sets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denomina-tions, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partnership's financial statements.

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

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial condition and totaled $2,020,756 and $149,925 at December 31, 2000 and 1999, respectively.

The $2,020,756 net unrealized gain on open contracts at December 31, 2000 and the $149,925 net unrealized gain on open contracts at December 31, 1999 related to off-exchange-traded forward currency contracts.

Off-exchange-traded forward currency contracts held by the Partnership at De-cember 31, 2000 and 1999 mature through March 2001 and March 2000, respective-ly.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR, MS&Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Concluded)

assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commis-sion, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled option contracts, which funds totaled $15,129,282 and $20,485,336 at December 31, 2000 and 1999,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Legal Matters

Similar class actions were filed in 1996 in California and New York State courts. Each of the actions were dismissed in 1999. However, the New York State class action discussed below is still pending because plaintiffs ap-pealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, the Partnership, certain limited partnership commodity pools of which Demeter is the general partner and certain trading advisors to those pools. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 529