Form 10-Q
period 2001-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2001-05-15
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	DEAN WITTER WORLD CURRENCY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2001 and 2000 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-25

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 26

Item 6.	Exhibits and Reports on Form 8-K....................26-27






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	   March 31,	     December 31,
                                                                                            2001   	    2000
                                                                                               $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	16,585,363   	15,129,282

	Net unrealized gain on open contracts (MS & Co.)	   1,996,154  	   2,020,756

	     Total Trading Equity	18,581,517   	17,150,038

Interest receivable (Morgan Stanley DW)	48,281	59,750
Due from Morgan Stanley DW	_____-____         	             3,628

	     Total Assets	  18,629,798  	  17,213,416


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees                 152,427                                   -
	Redemptions payable	141,915   	     263,942
	Accrued management fees	31,037         	        28,676
	Accrued administrative expenses	        7,403   	          7,632

	     Total Liabilities	     332,782    	       300,250

Partners' Capital

	Limited Partners (15,266.817 and
	  15,691.694 Units, respectively)	17,929,996   	16,582,911
	General Partner (312.506 Units)	     367,020  	     330,255

	Total Partners' Capital	  18,297,016   	 16,913,166

	Total Liabilities and Partners' Capital	  18,629,798  	 17,213,416

NET ASSET VALUE PER UNIT	      1,174.44    	       1,056.80


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	2,097,165		(883,339)
 		Net change in unrealized                                                       (24,602)	                        8,109

			Total Trading Results	2,072,563		(875,230)

	Interest Income (Morgan Stanley DW)	    151,731	                      213,244

			Total  	  2,224,294	                     (661,986)


EXPENSES

	Incentive fees	152,427	                            -
	Brokerage commissions (Morgan Stanley DW) 	129,813	 	233,151
  	Management fees	86,414		143,642
  	Administrative expenses	     10,591		        12,211
     Transaction fees and costs                                                                -			         14,178

			Total 	   379,245		       403,182


NET INCOME (LOSS)	 1,845,049		  (1,065,168)


NET INCOME (LOSS) ALLOCATION

	Limited Partners 	1,808,284	                	(1,048,298)
	General Partner                        	36,765	  	(16,870)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                        117.64	                	(53.98)
	General Partner                                                         117.64	  	(53.98)



	The accompanying notes are an integral part of these financial statements.


DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)






	   Units of
	   Partnership	Limited	 General
	   Interest   	Partners	  Partner	Total




Partners' Capital,
	December 31, 1999                                       20,391.775       $19,950,579   	$310,503 	$20,261,082

Net Loss	-     	(1,048,298)	(16,870)	(1,065,168)

Redemptions                                                     (1,784.848)  	   (1,712,682)	        -      	   (1,712,682)

Partners' Capital,
	March 31, 2000                                              18,606.927  	$17,189,599  	$293,633	$17,483,232




Partners' Capital,
	December 31, 2000                                       16,004.200        $16,582,911   	$330,255 	$16,913,166

Net Income   	-     	          1,808,284	              36,765           1,845,049

Redemptions                                                         (424.877)  	    (461,199)	        -      	   (461,199)

Partners' Capital,
	March 31, 2001                                              15,579.323  	$17,929,996  	$367,020	$18,297,016








The accompanying notes are an integral part of these financial statements.


	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	1,845,049		(1,065,168)
Noncash item included in net income (loss):
		Net change in unrealized	24,602	                      (8,109)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	11,469	                        1,347
	Due from Morgan Stanley DW                                       	3,628		  (22,056)

Increase (decrease) in operating liabilities:
		Accrued incentive fees 	152,427	                            -
		Accrued management fees 	2,361         	 (6,422)
		Accrued administrative expenses	         (229	)                       7,892

Net cash provided by (used for) operating activities	   2,039,307		 (1,092,516)


CASH FLOWS FROM FINANCING ACTIVITIES

	Increase (decrease) in redemptions payable	(122,027)	                    215,536
	Redemptions of Units	   (461,199)		  (1,712,682)

Net cash used for financing activities	    (583,226)	                (1,497,146)


Net increase (decrease) in cash	1,456,081		   (2,589,662)

Balance at beginning of period	   15,129,282	                20,485,336

Balance at end of period	   16,585,363		   17,895,674








	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1.  Organization
Dean Witter World Currency Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of commodity futures, forward and options contracts on foreign currencies.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to May 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors for the Partnership are John W. Henry & Company, Inc. and Millburn Ridgefield Corporation (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures, forward and options contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $1,996,154 and $2,020,756 at March 31, 2001 and December 31, 2000, respectively.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Net unrealized gain on open contracts of $1,996,154 and $2,020,756 at March 31, 2001 and December 31, 2000, respectively, related to off-exchange-traded forward currency contracts.

Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $2,224,294 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.4% were recorded throughout a majority of the quarter primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains of approximately 2.5% were recorded during March from short positions in the Singapore dollar as its value weakened versus the U.S. dollar in sympathy with the declining Japanese yen. Smaller gains of approximately 1.1% resulted from short Australian dollar positions as its value moved lower relative to the U.S. dollar during March amid economic uncertainty in that country. Profits of approximately 1.0% were recorded during March from short positions in the Thai baht as its value declined relative to the U.S. dollar on concerns regarding the overall economic environment in the Pacific Rim. A portion of overall Partnership gains for the quarter was offset by losses of approximately 2.7% recorded primarily during February from long positions in the euro as the value of the euro weakened versus the U.S. dollar amid growth concerns regarding the European economy and the European Central Bank's decision to hold interest rates unchanged. Smaller losses of approximately 1.4% were recorded primarily during January from long positions in the South African rand versus the U.S. dollar as the value of the rand weakened and the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Total expenses for the three months ended March 31, 2001 were $379,245, resulting in net income of $1,845,049. The net asset value of a Unit increased from $1,056.80 at December 31, 2000 to $1,174.44 at March 31,
2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded total trading losses, net of interest income of $661,986 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.7% were recorded from long Japanese yen positions as the value of the yen weakened versus the U.S. dollar during January following a Bank of Japan intervention and improving sentiment in the U.S. bond market. Short Japanese yen positions resulted in losses during March as the yen's value reversed higher relative to the U.S. dollar and major European currencies on reports of yen repatriation by institutions ahead of the Japanese fiscal year-end on March 31. Additional losses of approximately 1.9% were experienced from long positions in the British pound during January and February as the value of the pound weakened versus the U.S. dollar amid the dollar's strength versus other major currencies and interest rate increases by the European Central Bank and the U.S. Federal Reserve. Smaller losses of approximately 1.3% resulted during February from long Canadian dollar positions as its value weakened against the U.S. dollar after a weak December wholesale trade report cast some doubt on the Bank of Canada's ability to match future U.S. Federal Reserve rate hikes. A portion of overall Partnership losses was offset by gains of approximately 1.0% recorded from short positions in the European common currency as its value weakened to a lifetime low versus the U.S. dollar during January on skepticism about Europe's economic outlook. The value of the euro finished the quarter lower versus the U.S. dollar on expectations that interest rates would be held steady by the European Central Bank, resulting in additional gains for short positions. Additional gains of approximately 0.7% were recorded during January from short positions in the Swiss franc as the value of this currency shared many of the same woes as the euro. Long Mexican peso positions also resulted in gains of approximately 0.7% as its value strengthened relative to the U.S. dollar amid gains for Mexico's benchmark IPC stock index during March. Total expenses for the three months ended March 31, 2000 were $403,182, resulting in a net loss of $1,065,168.
The net asset value of a Unit decreased from $993.59 at December 31, 1999 to $939.61 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction

The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposure contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based on historical simulation with a confidence level of 99%.

Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $18 million and $17 million, respectively.

     Primary Market	    March 31, 2001   March 31, 2000
     Risk Category	     Value at Risk		Value at Risk

     Currency			(4.99)%				(3.29)%


The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the March 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category        High       Low     Average
Currency			(4.99)%	 (1.60)%	 (3.49)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;



?
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following was the primary trading risk exposure of the Partnership at March 31, 2001. It may be anticipated however, that market exposure will vary materially over time.

Currency. At March 31, 2001 the Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the first quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2001 there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

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

10.05	International Foreign Exchange Master Agreement, dated as of
August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's
Form 10-K (File No. 0-23826) for fiscal year ended December 31,
1998.

10.06	Customer Agreement, dated as of May 1, 2000 between Morgan Stanley
& Co. Incorporated, the Partnership and Dean Witter Reynolds Inc.
is incorporated by reference to Exhibit 10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000,
(File No. 0-23826).

10.07	Amendment to Management Agreement among the Partnership, Dean
Witter Reynolds Inc., and John W. Henry & Company, Inc., dated
November 30, 2000, is incorporated by reference to the Partnership's Form 8-K, filed with the Securities and Exchange
Commission on January 3, 2001.

10.08	Amendment to Management Agreement between the Partnership and
Millburn Ridgefield Corporation, dated November 30, 2000, is incorporated by reference to the Partnership's Form 8-K, filed with the Securities and Exchange Commission on January 3, 2001.

(B)	Reports on Form 8-K.

Filed with the Securities and Exchange Commission on January 3, 2001. Effective December 1, 2000, the Partnership amended its management agreement with John W. Henry & Company, Inc. ("JWH") under which the monthly management fee paid by the Partnership to JWH was reduced from a 4% to a 2% annual rate. Additionally, the quarterly incentive fee paid by the Partnership to JWH was changed from 17.5% to 20% of Partnership trading profits, as determined from the end of the last period in which an incentive fee was earned.

Effective December 1, 2000, the Partnership amended its management agreement with Millburn Ridgefield Corporation ("Millburn") under which the management fee paid by the Partnership to Millburn was reduced from a 3% to a 2% annual rate. Additionally, the quarterly incentive fee paid by the Partnership to Millburn was changed from 17.5% to 20% of Partnership trading profits, as determined from the end of the last period in which an incentive fee was earned.

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




                        Dean Witter World Currency Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2001            By:/s/Raymond E. Koch______________
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.