Form 10-Q
period 2001-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2001-08-14
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

                         June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................20-30


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................31

Item 6.	Exhibits and Reports on Form 8-K....................31-32





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  June 30,	     December 31,
                          2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	17,595,481   	15,129,282

	Net unrealized gain on open contracts (MS & Co.)	    195,212	     2,020,756

	     Total Trading Equity	17,790,693   	17,150,038

Interest receivable (Morgan Stanley DW)	38,648         	           59,750
Due from Morgan Stanley DW	_______-___ 	           3,628

	     Total Assets	  17,829,341   	  17,213,416


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	131,174	263,942
	Accrued management fees	29,710   	        28,676
	Accrued administrative expenses	           3,653   	          7,632

	     Total Liabilities	       164,537    	       300,250

Partners' Capital

	Limited Partners (14,955.827 and
	      15,691.694 Units, respectively)	17,303,248   	16,582,911
	General Partner (312.506 Units)	      361,556   	       330,255

	     Total Partners' Capital	   17,664,804    	   16,913,166

Total Liabilities and Partners' Capital	   17,829,341  	   17,213,416

NET ASSET VALUE PER UNIT	        1,156.96	         1,056.80


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

                                                                                                            2001   	   2000
                                                                                                              $		   $
REVENUES
	Trading profit (loss):
	Realized                       1,579,671		  (185,744)
		Net change in unrealized	    (1,800,942)		(597,028)

			Total Trading Results	(221,271)		(782,772)

	Interest income (Morgan Stanley DW)                                        122,845                       197,819

			Total	       (98,426)		   (584,953)


EXPENSES

	Brokerage commissions (Morgan Stanley DW) 	131,566		160,206
  	Management fees	89,616		129,879
 	Administrative expenses	10,904		11,612
   	Transaction fees and costs             -	                             8,071
	Incentive fees                                 (56,668)                            -

			Total	     175,418	                       309,768


NET LOSS	        (273,844)		                   (894,721)


NET LOSS ALLOCATION

	  Limited Partners 	(268,380)		(878,931)
  General Partner 	(5,464)                    	(15,790)

NET LOSS PER UNIT

	  Limited Partners                (17.48)		(50.53)
  General Partner                                 (17.48)	                        (50.53)




	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Six Months Ended June 30,

	      2001     	      2000
	$	      $

REVENUES
	Trading profit (loss):
		Realized	3,676,836		(1,069,083)
	        Net change in unrealized                                                  (1,825,544)		    (588,919)

			Total Trading Results	1,851,292		(1,658,002)

	 Interest income (Morgan Stanley DW)	     274,576 		     411,063

			Total	   2,125,868		(1,246,939)


EXPENSES

	Brokerage commissions (Morgan Stanley DW) 	261,379		393,357
  	Management fees	176,030		273,521
   	Incentive fees 	95,759	                             -
   	Administrative expenses	       21,495		       23,823
	Transaction fees and costs	_____-___		       22,249

  		  Total	     554,663		     712,950


NET INCOME (LOSS)	  1,571,205		                 (1,959,889)


NET INCOME (LOSS) ALLOCATION

	   Limited Partners  	1,539,904		(1,927,229)
  	   General Partner	31,301		(32,660)

NET INCOME (LOSS) PER UNIT

  Limited Partners                     100.16		 (104.51)
                    100.16		   (104.51)





	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)






	  Units of
	  Partnership	Limited	General
	   Interest   	Partners	Partner	Total
 	                           $                           $ 	                        $

Partners' Capital,
	December 31, 1999	20,391.775  	19,950,579		310,503		 20,261,082

Net Loss                                      - 	        (1,927,229)	          (32,660)	  (1,959,889)

Redemptions	    (2,718.376)		(2,588,152)		___-___		(2,588,152)

Partners' Capital,
	June 30, 2000	17,673.399	        15,435,198		             277,843	           15,713,041





Partners' Capital,
	December 31, 2000	16,004.200		    16,582,911		330,255		16,913,166

Net Income                                                               -	  	  1,539,904	 	   31,301		   1,571,205

Redemptions	                                                     (735.867)		           (819,567)	_____-___		    (819,567)

Partners' Capital,
	June 30, 2001                                            15,268.333	          17,303,248		             361,556		      17,664,804












The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)         	   1,571,205	   (1,959,889)
Noncash item included in net income (loss):
	  Net change in unrealized                                                	             1,825,544                  588,919


(Increase) decrease in operating assets:
	 Interest receivable (Morgan Stanley DW)	   21,102	                    11,732
	 Due from Morgan Stanley DW	3,628	(1,436)

 Increase (decrease) in operating liabilities:
	 Accrued management fees	   1,034	(11,586)
      Accrued administrative expenses                                                      (3,979)                   19,503

 Net cash provided by (used for) operating activities                         3,418,534	         (1,352,757)


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable                                                       (132,768)	(74,782)
Redemptions of Units                                                                           (819,567)	(2,588,152)

Net cash used for financing activities                                                  (952,335)	(2,662,934)

Net increase (decrease) in cash                                                        2,466,199		(4,015,691)

Balance at beginning of period                                                         15,129,282	              20,485,336

Balance at end of period                                                                   17,595,481	              16,469,645








	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
 (UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1.  Organization
Dean Witter World Currency Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of commodity futures contracts, options on futures contracts, and forward contracts on foreign currencies.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS &

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean
Witter & Co.  The trading advisors for the Partnership are John
W. Henry & Company, Inc. and Millburn Ridgefield Corporation
(collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturity were as follows:

              DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	            Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
                   Traded      Traded       Total       Traded      Traded
Date              Contracts   Contracts   Contracts    Contracts   Contracts
                       $           $		    $

June 30, 2001	    - 	  195,212	  195,212 		-  	  Sept. 2001

December 31, 2000	    -		2,020,756	2,020,756    	-	  March 2001


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $98,426 and posted a decrease in a net asset value per Unit. The most significant losses of approximately 5.3% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal
Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. Losses of approximately 1.0% were experienced primarily during early April from short positions in the Australian dollar as its value strengthened versus the U.S. dollar on fears of a prolonged economic slowdown in the U.S. Additional losses of approximately 0.7% were recorded throughout a majority of the quarter from positions in the South African rand. These losses were partially offset by gains of approximately 4.8% recorded primarily during May from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar following reports of weak European economic data. The euro weakened further after comments by European Central Bank ("ECB") officials were seen as playing down the prospect of further growth-boosting European interest rate cuts. Additional gains of approximately 0.7% were recorded throughout a majority of the quarter from long positions in the Mexican peso as its value strengthened versus the U.S. dollar following better-than-expected economic data reported out of Mexico. Total expenses for the three months ended June 30, 2001 were $175,418, resulting in a net loss of $273,844. The net asset value of a Unit decreased from $1,174.44 at March 31, 2001 to $1,156.96 at June 30, 2001.
For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $2,125,868 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.4% were recorded throughout a majority of the first quarter from short positions in the Japanese yen as its value weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 3.1% were recorded primarily during March from short positions in the Singapore dollar as its value weakened versus the U.S. dollar in sympathy with the declining Japanese yen. Additional gains of approximately 1.8% were recorded primarily during May from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar following reports of weak European economic data. The euro weakened further after comments by ECB officials were seen as playing down the prospect of further growth-boosting European interest rate cuts. These gains were partially offset by losses of approximately 2.1% recorded primarily during January from long positions in the South African rand as its value weakened relative to the U.S. dollar after the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Additional losses were recorded throughout a majority of the second quarter from positions in the South African rand. Losses of approximately
0.6% were also recorded primarily during early June from long positions in the British pound as its value weakened versus the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the Monetary
Union. Total expenses for the six months ended June 30, 2001 were $554,663, resulting in net income of $1,571,205. The net asset value of a Unit increased from $1,056.80 at December 31, 2000 to $1,156.96 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $584,953 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were recorded primarily from long British pound positions as the value of the pound weakened relative to the U.S. dollar during April. Newly established short British pound positions contributed to these losses during the remainder of the quarter as the pound's value strengthened versus the U.S. dollar following the strengthening euro and on speculation that U.S. interest rates may have topped in the medium term. Additional losses of approximately 2.1% were experienced from long Japanese yen positions as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention during April and repositioning ahead of the

Tankan survey during June. Short euro/British pound cross-rate positions incurred losses during May of approximately 0.8% as the value of the European common currency strengthened versus the British pound amid renewed expectation of central bank support for the euro. Smaller losses of approximately 0.7% were recorded from long Mexican peso positions as its value dropped versus the U.S. dollar during April amid losses on the Mexican IPC stock index, as well as the weakness in U.S. technology issues. Short Australian dollar positions incurred losses of approximately 0.6% as its value strengthened versus the U.S. dollar during mid June on higher gold prices and stronger-than-expected Australian economic growth data. A portion of overall Partnership losses was offset by gains of approximately 1.0% recorded from short positions in the European common currency during April. The euro's value dropped to record lows versus the U.S. dollar due primarily to the ECB's passive stance towards its currency and increasing concern that the ECB should be more aggressive in combating inflation. Additional gains of approximately 1.2% resulted from short South African rand positions during April and May as its value receded to 20-month lows versus the U.S. dollar amid speculation that Zimbabwe was on the verge of devaluing its currency. Smaller gains of approximately 0.9% were recorded from short Thai baht positions during May as its value weakened versus the U.S. dollar on a slide in the Indonesian rupiah. Total expenses for the three months ended June 30, 2000 were $309,768, resulting in a net loss of $894,721. The net asset value of a

Unit decreased from $939.61 at March 31, 2000 to $889.08 at June
30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $1,246,939 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.4% were recorded primarily from transactions involving the British pound. Long British pound positions incurred losses during January and February amid the U.S. dollar's strength versus other major currencies and interest rate increases by the ECB and the U.S. Federal Reserve. Newly established short British pound positions incurred losses in the second quarter as the pound's value strengthened versus the U.S. dollar following a strengthening of the euro and on speculation that U.S. interest rates may have topped out in the medium term. Additional losses of approximately 4.6% were recorded from long Japanese yen positions as the value of the yen weakened against the U.S. dollar during January following a Bank of Japan intervention and improving sentiment in the U.S. bond market. The value of the yen weakened again versus the U.S. dollar during April on additional Bank of Japan intervention and repositioning ahead of the Tankan survey during June. As a result, losses were experienced from long yen positions. Long Canadian dollar positions also incurred losses of approximately 1.8% as its value weakened relative to the U.S. dollar. Smaller losses of approximately 1.5% were incurred from short Australian dollar positions as its value strengthened versus the U.S. dollar during mid June on higher gold prices and stronger-than-expected Australian economic growth data. A portion of overall Partnership losses was offset by gains of approximately 4.1% recorded from transactions involving the euro. Short positions in the European common currency recorded gains as its value weakened versus the U.S. dollar during January due to skepticism about Europe's economic outlook and during quarter-end on expectations that the ECB would hold interest rates steady. During April, short euro positions were profitable as its value moved to record lows versus the U.S. dollar due primarily to the ECB's passive stance towards its currency and increasing concern that it should be more aggressive in combating inflation. Additional gains of approximately 1.2% were recorded from short South African rand positions during April and May as its value receded to 20-month lows relative to the U.S. dollar amid speculation that Zimbabwe was on the verge of devaluing its currency. Smaller gains of approximately 0.5% were recorded from short Norwegian krone positions as its value was pushed lower versus the U.S. dollar by the euro's weakness during April.
Total expenses for the six months ended June 30, 2000 were $712,950, resulting in a net loss of $1,959,889. The net asset value of a Unit decreased from $993.59 at December 31, 1999 to $889.08 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based on historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates and correlation among these variables.
The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in its daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets for its primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $18 million and $16 million, respectively.

   Primary Market	     June 30, 2001         June 30, 2000
   Risk Category	     Value at Risk		Value at Risk

     Currency			 (4.12)%			    (1.60)%


The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the June 30, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category        High       Low     Average
Currency			(4.99)%	 (3.36)%	(4.12)%




Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2001.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 99% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at June 30, 2001. It may be anticipated however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all markets traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form
10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated as of
December 8, 1992, is incorporated by reference to Exhibit 3.01 and
Exhibit 3.02 of the Partnership's Registration Statement on Form
S-1 (File No. 33-55806).

10.01	Form of the Management Agreements among the Partnership, Demeter and CCA Capital Management Inc., Colorado Commodities Management
Corporation, Ezra Zask Associates Inc. and Millburn Ridgefield
Corporation, dated as of March 1, 1993, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration
Statement on Form S-1 (File No. 33-55806).

10.02	Management Agreement among the Partnership, Demeter and JWH 	dated
as of June 1, 1995, is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1995.

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

10.05	International Foreign Exchange Master Agreement, dated as of
August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's
Form 10-K (File No. 0-23826) for fiscal year ended December 31,
1998.

10.06	Customer Agreement, dated as of May 1, 2000, between Morgan
Stanley & Co. Incorporated, the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended
June 30, 2000, (File No. 0-23826).

10.07	Amendment to Management Agreement among the Partnership, Dean
Witter Reynolds Inc., and John W. Henry & Company, Inc., dated
November 30, 2000, is incorporated by reference to the Partnership's Form 8-K, filed with the Securities and Exchange
Commission on January 3, 2001.

10.08	Amendment to Management Agreement between the Partnership and
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




                        Dean Witter World Currency Fund L.P.
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2001         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.