Form 10-Q
period 2001-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2001-11-14
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to_________________

Commission File No. 0-23826

	DEAN WITTER WORLD CURRENCY FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3700691
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    		      07311-3977
(Address of principal executive offices)	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Two World Trade Center, 62nd Fl. New York, NY 10048

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

	DEAN WITTER WORLD CURRENCY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)................................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)....................6

		Notes to Financial Statements (Unaudited).............. 7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.......................................  21-30


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................31

Item 6.	Exhibits and Reports on Form 8-K....................31-32




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	September 30,	     December 31,
                                                           2001                                  2000
          	                                         $                                          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	16,588,014 	15,129,282

	Net unrealized gain (loss) on open contracts (MS & Co.)	    (619,797)	  2,020,756

	     Total Trading Equity	15,968,217	17,150,038

Interest receivable (Morgan Stanley DW)	      31,248	      59,750
Due from Morgan Stanley DW	            5,800	         3,628

	     Total Assets	   16,005,265 	    17,213,416

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	180,645	263,942
	Accrued management fees	26,669	28,676
	Accrued administrative expenses	          3,949	        7,632

	     Total Liabilities	       211,263	      300,250

Partners' Capital

	Limited Partners (14,453.427 and
	     15,691.694 Units, respectively)	15,459,738	16,582,911
	General Partner (312.506 Units)	      334,264	       330,255

	     Total Partners' Capital	    15,794,002	   16,913,166

Total Liabilities and Partners' Capital	   16,005,265 	     17,213,416

NET ASSET VALUE PER UNIT		         1,069.62	        1,056.80


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading loss:
		Realized	(320,751)		                      (66,878)
  		Net change in unrealized	    (815,009)		                    (176,877)

			Total Trading Results	(1,135,760)		                    (243,755)

	Interest income (Morgan Stanley DW)                                        111,684			    190,083

			Total	  (1,024,076)	                       (53,672)


EXPENSES

	Brokerage commissions (Morgan Stanley DW) 	202,993		177,963
  	Management fees	82,465		113,776
   	Administrative expenses	       11,182		    11,661


			Total 	      296,640		    303,400


NET LOSS                             (1,320,716)	                   (357,072)


NET LOSS ALLOCATION

	Limited Partners                               (1,293,424)	(350,645)
General Partner	                                (27,292)                 	    (6,427)

NET LOSS PER UNIT

	Limited Partners                                    (87.34)	                       (20.57)
	General Partner                                  (87.34)                        (20.57)


	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)






	    For the Nine Months Ended September 30,

                                                         2001                           2000
                                                           $                                   $
REVENUES
	Trading profit (loss):
		Realized	                                                                              3,356,085	                 (1,135,961)
 		Net change in unrealized	                                                  (2,640,553)	                   (765,796)

			Total Trading Results	715,532		                 (1,901,757)

	Interest income (Morgan Stanley DW)	      386,260 		      601,146

			Total  	   1,101,792		                (1,300,611)


EXPENSES

	Brokerage commissions (Morgan Stanley DW) 	464,372		571,320
  	Management fees	258,495		387,297
   	Incentive fees	    95,759		      -
	Administrative expenses	     32,677		       35,484
	Transaction fees and costs                                                               -			       22,249

  		  Total 	    851,303		   1,016,350


NET INCOME (LOSS)	     250,489		                 (2,316,961)


NET INCOME (LOSS) ALLOCATION

	Limited Partners  	246,480		                 (2,277,874)
	General Partner  	4,009		                      (39,087)

NET INCOME (LOSS) PER UNIT

	Limited Partners                 12.82		                      (125.08)
	General Partner               12.82 		                    (125.08)

	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)






	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
 	                                       $                           $ 	                        $

Partners' Capital,
	December 31, 1999	20,391.775	         19,950,579		            310,503	             20,261,082

Net Loss                                                                   -			(2,277,874)		(39,087)		           (2,316,961)

Redemptions	  (3,651.102)		  (3,404,604)	                   -     		            (3,404,604)

Partners' Capital,
	September 30, 2000                                 16,740.673	          14,268,101	            271,416	              14,539,517




Partners' Capital,
	December 31, 2000	16,004.200		16,582,911		330,255	           16,913,166

Net Income                                                                -			246,480		4,009	                250,489

Redemptions	   (1,238.267)		  (1,369,653)	                   -       	          (1,369,653)

Partners' Capital,
	September 30, 2001                                 14,765.933	          15,459,738  		    334,264	          15,794,002










The accompanying notes are an integral part of these financial statements.


	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	250,489		                (2,316,961)
Noncash item included in net income (loss):
	   Net change in unrealized                                                          	2,640,553                     765,796

 (Increase) decrease in operating assets:
	  Interest receivable (Morgan Stanley DW)	28,502	                       13,164
  Due from Morgan Stanley DW 	                                                       (2,172)                          -

Increase (decrease) in operating liabilities:
	 Accrued management fees              (2,007)		                    (14,599)
      Accrued administrative expenses                                               	    (3,683)                       31,164

Net cash provided by (used for) operating activities                       2,911,682		                (1,521,436)


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	                                                       (83,297) 	(103,312)
Redemptions of Units	                                                                     (1,369,653)  	(3,404,604)

Net cash used for financing activities	                                            (1,452,950)		(3,507,916)

Net increase (decrease) in cash                                                     1,458,732 	                 (5,029,352)

Balance at beginning of period                                                     15,129,282	                 20,485,336

Balance at end of period                                       16,588,014	                 15,455,984








	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1.  Organization
Dean Witter World Currency Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of commodity futures contracts, options on futures contracts, and forward contracts on foreign currencies.

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The trading advisors to the Partnership are John W. Henry &
Company, Inc. and Millburn Ridgefield Corporation (collectively, the "Trading Advisors").

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     Net Unrealized Gains (Losses)
                           on Open Contracts             Longest Maturities


      	             Exchange-  Off-Exchange-           Exchange-  Off-Exchange-
                Trade      Traded        Total      Traded      Traded
Date               Contracts   Contracts   Contracts   Contracts    Contracts
                       $           $            $

Sept. 30, 2001	    -		(619,797)	(619,797)	     -	Dec. 2001

Dec. 31, 2000	    -		2,020,756	2,020,756	     -		March 2001

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

options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,024,076 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.3% were recorded primarily during August from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to a Japanese repatriation of assets and the weakness in the U.S.

resulting from economic pessimism. During late September, additional losses were incurred from long yen positions as its value reversed lower and the U.S. dollar strengthened amid optimistic economic data and the Bank of Japan's surprising interventions. Losses of approximately 2.6% were experienced primarily during September from transactions involving the euro relative to the British pound. Additional losses of approximately 1.4% were recorded during July from short positions in the euro as its value reversed higher versus the U.S. dollar following Chairman Greenspan's testimony highlighting that the U.S. economy still faces weakness and the release of benign European inflation data. Additional losses were recorded during September from long positions in the euro as its value reversed lower relative to the U.S. dollar. These losses were partially offset by gains of approximately 2.8% recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic concerns persisted. Additional gains of approximately 0.7% were recorded primarily during August from long positions in the Swiss franc as its value strengthened versus the U.S. dollar amid economic optimism for Europe and weakness in the U.S. dollar caused by the sluggish U.S. economy. These profits continued into September as the value of the Swiss franc continued to strengthen versus the U.S. dollar as investors sought refuge in this safe haven currency amid the current global economic and political uncertainty. Total expenses for the three months ended September 30, 2001 were $296,640, resulting in a net loss of $1,320,716. The net asset value of a Unit decreased from $1,156.96 at June 30, 2001 to $1,069.62 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,101,792 and posted an increase in net asset value per Unit.
The most significant gains of approximately 3.2% were recorded primarily during March from short positions in the Singapore dollar as its value weakened versus the U.S. dollar following the decline in the Japanese yen based on concerns for the Japanese economy. Additional gains of approximately 2.8% were recorded throughout a majority of the first quarter from short positions in the Japanese yen as its value weakened relative to the U.S. dollar in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 1.2% were recorded primarily during May from short positions in the Swiss franc as its value weakened relative to the U.S. dollar following reports of weak European economic data. During August, gains were recorded from long positions in the Swiss franc as its value strengthened versus the U.S. dollar amid economic optimism for Europe and weakness in the U.S. dollar caused by the sluggish U.S. economy. These profits continued
into September as the value of the Swiss franc continued to strengthen versus the U.S. dollar as investors sought refuge in this safe haven currency amid the current global economic and political uncertainty. These gains were partially offset by losses of approximately 5.1% recorded from cross-rate
transactions.   The majority of these losses were recorded during
September from trading the euro relative to the British pound and the British pound relative to the Japanese yen. Total expenses for the nine months ended September 30, 2001 were $851,303, resulting in net income of $250,489. The net asset value of a Unit increased from $1,056.80 at December 31, 2000 to $1,069.62 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $53,672 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.2% were recorded primarily during August from short Japanese yen positions as the value of the yen strengthened versus the U.S. dollar following comments by a senior Japanese official stating that the Bank of Japan could raise interest rates further by December. Newly established long Japanese yen positions incurred additional losses during September as the value of the yen weakened against the U.S. dollar on warnings that the Japanese economy may shrink in the fourth quarter because of lethargic consumer spending. Additional losses of approximately 1.0% were recorded from long Australian dollar positions as its value declined versus the U.S. dollar on weakness in the euro and fading of Australian interest rate expectations during August. Smaller losses of approximately 0.7% resulted from long Canadian dollar positions as its value weakened relative to the U.S. dollar on technical factors and general weakness in commodity-related currencies. A portion of overall Partnership losses was offset by gains of approximately 1.9% recorded primarily during September from short Thai baht positions as its value weakened versus the U.S. dollar due to poor market sentiment in the Asian Pacific region. Additional gains of approximately 0.9% resulted from short New Zealand dollar positions during August as its value dropped alongside the euro and after worse-than-expected trade figures were released. Smaller gains of approximately 0.8% were experienced from short British pound positions as its value weakened against the U.S. dollar during July after June data showed Britain's manufacturing sector grew at its slowest rate since June 1999. Short British pound positions were also profitable during September as the pound's value weakened relative to the U.S. dollar amid a combination of capital flow considerations, expectations of peaking U.K. interest rate hikes and a sagging euro. Total expenses for the three months ended September 30, 2000 were $303,400, resulting in a net loss of $357,072. The net asset value of a Unit decreased from $889.08 at June 30, 2000 to $868.51 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $1,300,611 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 7.1% were recorded from trading the Japanese yen. Long Japanese yen positions incurred losses during the first half of the year as the value of the yen weakened versus the U.S. dollar following Bank of Japan interventions in both April and June. During August, short Japanese yen positions were unprofitable as the value of the yen strengthened versus the U.S. dollar on concerns about potential interest rates increases expected by December. Newly established long Japanese yen positions resulted in additional losses during September as the yen's value weakened against the U.S. dollar on warnings that the Japanese economy may shrink in the fourth quarter. Losses of approximately 4.7% were recorded from transactions involving the British pound during the first half of the year. Long British pound positions incurred losses during the first quarter amid the U.S. dollar's strength versus other major currencies and interest rate increases by the European Central Bank ("ECB") and the U.S. Federal Reserve. Newly established short British pound positions incurred losses in the second quarter as the pound's value strengthened versus the U.S. dollar on the back of a strengthening euro and on speculation that U.S. interest rates may have topped in the medium-term. Smaller losses of approximately 2.4% resulted from long Canadian dollar positions throughout the first nine months of the year as its value weakened relative to the U.S. dollar on technical factors and general weakness in commodity-related currencies. Losses of approximately 2.2% resulted from short Australian dollar positions as its value strengthened versus the U.S. dollar during mid June on higher gold prices and stronger-than-expected Australian economic growth data. During August, long Australian dollar positions contributed to these losses as its value declined versus the U.S. dollar on weakness in the euro and the fading of Australian interest rate expectations. A portion of overall Partnership losses was offset by gains of approximately 3.8% recorded from transactions involving the euro. Short positions in the euro recorded gains as its value weakened versus the U.S. dollar during the first half of the year due to skepticism about Europe's economic outlook, expectations that the ECB would hold interest rates steady and the ECB's passive stance towards its currency. Additional gains of approximately 1.9% were recorded during September from short Thai baht positions as its value weakened versus the U.S. dollar due to poor market sentiment in the Asian Pacific region. Smaller gains of approximately 1.6% were experienced from short South African rand positions during April and May as its value receded relative to the U.S. dollar amid speculation that Zimbabwe was on the verge of devaluing its currency. Total expenses for the nine months ended September 30, 2000 were $1,016,350, resulting in a net loss of $2,316,961. The net asset value of a Unit decreased from $993.59 at December 31, 1999 to $868.51 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $16 million and $15 million, respectively.

        Primary Market	  September 30, 2001   September 30, 2000
        Risk Category	     Value at Risk		Value at Risk

        Currency			(4.05)%			   (4.01)%


The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category        High       Low     Average
Currency			(4.99)%	 (3.36)%   (4.13)%




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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2001.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 104% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at September 30, 2001. It may be anticipated, however, that market exposure will vary materially over time.

Currency.	 The Partnership's currency exposure at September 30,
2001 was to exchange rate fluctuations, primarily fluctuations
                               - 28 -
which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated as
of December 8, 1992, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1 (File No. 33-55806).

10.01	Form of the Management Agreements among the Partnership,
Demeter and CCA Capital Management Inc., Colorado
Commodities Management Corporation, Ezra Zask Associates
Inc. and Millburn Ridgefield Corporation, dated as of March
1, 1993, are incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File
No. 33-55806).

10.02	Management Agreement among the Partnership, Demeter and JWH, dated as of June 1, 1995, is incorporated by reference to
Exhibit 10.03 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1995.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June 22, 2000 is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-23826) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K (File No. 0-23826) filed with the Securities and Exchange Commission on November 13,
2001.

10.06	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
23826) filed with the Securities and Exchange Commission on November 13, 2001.

10.07	Amendment to Management Agreement among the Partnership,
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




                        Dean Witter World Currency Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2001       By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.