Form 10-K
period 2001-12-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2002-03-29
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-23826

	DEAN WITTER WORLD CURRENCY FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3700691
(State or other jurisdiction of			   	  (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									   Name of each exchange
Title of each class  						   on which registered

		None									  None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $16,338,098 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)



	DEAN WITTER WORLD CURRENCY FUND L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2001

                                                               Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . .  1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . . 2-4

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . 4

	Item  3.	Legal Proceedings. . . . . . . . . . . . . . . . . . .  . 4

	Item  4.	Submission of Matters to a Vote of Security Holders. . . .5


Part II.

	Item  5.		Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . 	. . 6

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . 	. . 7

	Item  7.	Management's Discussion and Analysis of Financial
		         Condition and Results of Operations. . . . . . . . . .  8-19

	Item 7A.		Quantitative and Qualitative Disclosures About
		         Market Risk . . . . . . . . . . . . . . . . . . . . .	20-29

	Item  8.	Financial Statements and Supplementary Data. . . . . . 29-30

	Item  9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .30
Part III.

	Item 10.	Directors and Executive Officers of the Registrant. ..	31-35

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . .  35

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management. .. . . . . . . . . . . . . . . . . . .	35-36

	Item 13. Certain Relationships and Related Transactions. . .. . . .36

Part IV.

	Item 14.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K. . . . . . . . . . . . . . . . . .	37-38

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
  	June 2, 1993	       I

	Annual Report to Dean Witter
	World Currency Fund L.P.
	Limited Partners for the year
	ended December 31, 2001	  II, III and IV

	PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter World Currency Fund L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of commodity futures contracts, options on futures contracts and forward contracts on foreign currencies. The Partnership commenced operations on April 2, 1993.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). John W. Henry & Company, Inc. and Millburn Ridgefield Corporation are the trading advisors (the "Trading Advisors") to the Partnership.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2001 was $1,170.77, representing an increase of 10.8 percent from the net asset value per Unit of $1,056.80 at December 31, 2000.

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

Item 2.  PROPERTIES

The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. 	MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
INTERESTS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information
There is no established public trading market for Units of the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 1,889.

(c) Distributions
No distributions have been made by the Partnership since it commenced operations on April 2, 1993. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.




Item 6.  SELECTED FINANCIAL DATA (in dollars)







	        		   For the Years Ended December 31,	               .
		      2001        2000	      1999         1998           1997 .

Total Revenues
(including interest)      3,030,877	   2,069,804   2,391,766     1,274,004   12,366,515



Net Income (Loss)	        1,719,101	     779,626     684,200      (682,212)   9,849,370


Net Income (Loss)
Per Unit (Limited
& General Partners) 	     113.97		 63.21       25.69        (25.89)      280.62


Total Assets 		 17,315,205	  17,213,416   20,709,272   25,105,387   32,260,016



Total Limited
Partners' Capital	       16,393,224   16,582,911   19,950,579   24,485,689   30,674,029



Net Asset Value Per
Unit 			        1,170.77	    1,056.80       993.59       967.90       993.79






Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission ("CFTC") for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions.

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.


At December 31, 2001, the Partnership's total capital was
$16,759,096, a decrease of $154,070 from the Partnership's total capital of $16,913,166 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $1,719,101 and total redemptions aggregated $1,873,171.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $3,030,877 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.0% were recorded primarily during the first quarter from short positions in the Japanese yen as the value of the yen continued to trend lower versus most major currencies amid growing concern regarding the troubled Japanese economy. Additional pressure weighed upon the yen as the market perceived a reluctance on the part of the Japanese government to intervene in support of the flagging currency.
Gains of approximately 4.4% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar following the decline in the yen. Additional gains of approximately 11.7% were experienced during the fourth quarter from short positions in the South African rand as the value of the rand weakened to record lows versus the U.S. dollar amid uncertainty within the emerging market sector following the Argentinian debt crisis and political turmoil in neighboring Zimbabwe. Smaller gains of approximately 0.6% were recorded from short Thai baht positions as its value weakened versus the U.S. dollar due to poor market sentiment in the Asia-Pacific region.
A portion of the Partnership's gains for the year was offset by losses of approximately 4.8% experienced throughout the third and fourth quarters from long positions in the euro as the value of the euro declined versus the U.S. dollar, the British pound, and the Norwegian krone due to disappointment with the European Central Bank's decision to keep interest rates unchanged. Losses of approximately 3.3% were also recorded primarily during the fourth quarter from transactions involving the British pound as its value versus the U.S. dollar moved in a choppy and volatile fashion on conflicting economic reports. Smaller losses of approximately 1.2% were recorded throughout the year from transactions involving both the Canadian dollar and the Norwegian krone versus the U.S. dollar as continued uncertainty with regard to the global economic environment caused trendless pricing patterns among commodity-related currencies. Total expenses for the year were $1,311,776, resulting in net income of $1,719,101. The net asset value of a Unit increased from $1,056.80 at December 31, 2000 to $1,170.77 at December 31, 2001.

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

The Partnership's overall performance record represents varied results of trading in different futures, forwards and options markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards and options in a portfolio of foreign currencies. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures, forward and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse or exchange will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operation.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction
The Partnership is a commodity pool primarily engaged in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently, in its earnings and cash flow.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions are directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At both December 31, 2001 and 2000, the Partnership's total capitalization was approximately $17 million.

     Primary Market 	December 31, 2001	  December 31, 2000
     Risk Category		  Value at Risk	     Value at Risk

Currency		  		(3.96)%			    (3.36)%

The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.

Primary Market Risk Category     High        Low        Average
Currency					  (4.99)% 	(3.96)%	  (4.28)%

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

The VaR tables above present the results of the Partnership's VaR for its market risk exposures at December 31, 2001 and 2000, and for the end of the four quarterly reporting periods during calendar year 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk.

There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at December 31, 2001.

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 94% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at December 31, 2001. It may be anticipated, however, that market exposure will vary materially over time.

Currency.	 The Partnership's currency exposure at December 31,
2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S.
dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing
VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At December 31, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)

                                             	    Net Income/
									    (Loss) Per
Quarter		   Revenue		      Net	       Unit of Limited
Ended		  (Net Trading Loss)  Income/(Loss) Partnership Interest
2001
March 31 		$ 2,224,294	$   1,845,049		  $ 117.64
June 30		    (98,426)	     (273,844)		    (17.48)
September 30	 (1,024,076)	   (1,320,716)		    (87.34)
December 31	  1,929,085	    1,468,612		    101.15

Total			$ 3,030,877	$   1,719,101		  $ 113.97


2000
March 31 		$  (661,986)	$  (1,065,168)		  $ (53.98)
June 30		   (584,953)	     (894,721)		    (50.53)
September 30	    (53,672)	     (357,072)		    (20.57)
December 31	  3,370,415	    3,096,587		    188.29

Total			$ 2,069,804	$     779,626		  $  63.21


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the Chairman and President of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From

November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

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
MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - At December
31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management - At December 31, 2001,
Demeter owned 312.506 Units of General Partnership Interest representing a 2.18 percent interest in the Partnership.

(c) Changes in Control - None

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $645,740 for the year ended December 31, 2001.

PART IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

	(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to
Limited Partners for the year ended December 31, 2001, are
incorporated by reference to Exhibit 13.01 of this Form 10-K:
		-	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2001, 2000 and 1999.

		-	Statements of Financial Condition as of December 31, 2001 and
2000.

		-	Schedule of Investments as of December 31, 2001.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2001, 2000 and
1999.

		-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2001 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.
	(b)	Reports on Form 8-K
During the quarter/year ended December 31, 2001, the following
Forms 8-K were filed by the Partnership:

On January 3, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the amendment to the Partnership's management agreements with each of the Trading Advisors under which the management fee rate and quarterly incentive fee rate paid by the Partnership to the Trading Advisors were reduced and increased, respectively.

On November 13, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the Partnership to MS & co.; and the replacement by MS & Co. as counterparty on all foreign currency forward contracts for the Partnership.

	(c)	Exhibits
Refer to Exhibit Index on Page E-1 - E-2.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER WORLD CURRENCY FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 29, 2002			BY: /s/	Robert E. Murray
					 		Robert E. Murray, Director,
					  		Chairman of the Board and
					  		President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                     		March 29, 2002
	  	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President

    /s/    Mitchell M. Merin                  		March 29, 2002
           Mitchell M. Merin, Director

    /s/ 	Joseph G. Siniscalchi                		March 29, 2002
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III                		March 29, 2002
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                     		March 29, 2002
           Richard A. Beech, Director

    /s/    Raymond A. Harris         	           		March 29, 2002
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                    		March 29, 2002
           Anthony J. DeLuca, Director

    /s/  	Raymond E. Koch		                		March 29, 2002
	    	Raymond E. Koch, Chief
	  	Financial Officer and Principal
  	    	Accounting Officer

	EXHIBIT INDEX
     ITEM

3.01	Limited Partnership Agreement of the Partnership, dated as
of December 8, 1992, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1 (File No. 33-55806).

10.01	Form of the Management Agreements among the Partnership,
Demeter and CCA Capital Management Inc., Colorado
Commodities Management Corporation, Ezra Zask Associates
Inc. and Millburn Ridgefield Corporation, dated as of March
1, 1993, are incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File
No. 33-55806).

10.02	Management Agreement among the Partnership, Demeter and John
W. Henry & Company, Inc., dated as of June 1, 1995, is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW dated as of June 22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-23826) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-23826) filed with the Securities and Exchange
Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06	Securities Account Control Agreement among the Partnership,
MS & Co. and Morgan Stanley DW dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.

10.07	Amendment to Management Agreement among the Partnership,
Morgan Stanley DW and John W. Henry & Company, Inc., dated as of November 30, 2000, is incorporated by reference to
Exhibit 10.1 of the Partnership's Form 8-K filed with the Securities and Exchange Commission on January 3, 2001.

10.08	Amendment to Management Agreement between the Partnership
and Millburn Ridgefield Corporation, dated as of November
30, 2000, is incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K filed with the Securities and Exchange Commission on January 3, 2001.

13.01	Annual Report to Limited Partners for the year ended
December 31, 2001 is filed herewith.

World
Currency
Fund

December 31, 2001
Annual Report


[LOGO] Morgan Stanley

Dean Witter World Currency Fund L.P.

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year                      Return
----                      ------
1993 (9 months)           -17.4%
1994                      -25.1%
1995                        2.0%
1996                       13.0%
1997                       39.4%
1998                       -2.6%
1999                        2.7%
2000                        6.4%
2001                       10.8%

Inception-to-Date Return:  17.1%
Annualized Return:          1.8%

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Dean Witter World Currency Fund L.P.
Annual Report
2001

Dear Limited Partner:

This marks the ninth annual report for the Dean Witter World Currency Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $1,056.80 and increased by 10.8% to $1,170.77 on December 31, 2001. The Fund has increased by 17.1% since its inception of trading in April 1993 (a compound annualized rate of 1.8%).

During the year, the Fund recorded an increase in Net Asset Value per Unit. The most significant gains were recorded during the first quarter from previously established short positions in the Japanese yen as the value of the yen continued to trend lower versus most major currencies amid growing concern regarding the troubled Japanese economy. Additional gains were experienced during the fourth quarter from previously established short positions in the South African rand as the value of the rand continued falling to record lows versus the U.S. dollar on emerging market concerns. A portion of the Fund's gains for the year was offset primarily by losses experienced throughout the third and fourth quarters from previously established long positions in the euro as the value of the euro reversed lower versus the U.S. dollar, the British pound, and the Norwegian krone due to disappointment with the European Central Bank's decision to keep interest rates unchanged.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.
I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,
/s/ Robert E. Murray
Robert E. Murray
Chairman
Demeter Management Corporation
General Partner

Dean Witter World Currency Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter World Currency Fund L.P. (the "Partnership") as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter World Currency Fund L.P. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 15, 2002

Dean Witter World Currency Fund L.P.
Statements of Financial Condition

                                                       December 31,
                                                   ---------------------
                                                      2001       2000
                                                   ---------- ----------
                                                       $          $
                                    ASSETS
       Equity in futures interests trading
        accounts:
         Cash                                      15,739,498 15,129,282
         Net unrealized gain on open contracts
          (MS&Co.)                                  1,557,632  2,020,756
                                                   ---------- ----------
          Total Trading Equity                     17,297,130 17,150,038

       Interest receivable (Morgan Stanley DW)         18,075     59,750
       Due from Morgan Stanley DW                      --          3,628
                                                   ---------- ----------
          Total Assets                             17,315,205 17,213,416
                                                   ========== ==========

                       LIABILITIES AND PARTNERS' CAPITAL

       LIABILITIES
       Redemptions payable                            331,158    263,942
       Accrued incentive fee                          188,820     --
       Accrued management fees                         28,847     28,676
       Accrued administrative expenses                  7,284      7,632
                                                   ---------- ----------
          Total Liabilities                           556,109    300,250
                                                   ---------- ----------

       PARTNERS' CAPITAL
       Limited Partners (14,002.124 and 15,691.694
        Units, respectively)                       16,393,224 16,582,911
       General Partner (312.506 Units)                365,872    330,255
                                                   ---------- ----------
          Total Partners' Capital                  16,759,096 16,913,166
                                                   ---------- ----------
          Total Liabilities and
           Partners' Capital                       17,315,205 17,213,416
                                                   ========== ==========

       NET ASSET VALUE PER UNIT                      1,170.77   1,056.80
                                                   ========== ==========



  The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.
Statements of Operations

                                              For the Years Ended
                                                 December 31,
                                        -------------------------------
                                          2001       2000       1999
                                        ---------  ---------  ---------
                                           $          $          $
        REVENUES
        Trading profit (loss):
          Realized                      3,046,911   (586,585)   277,017
          Net change in unrealized       (463,124) 1,870,831  1,251,365
                                        ---------  ---------  ---------
           Total Trading Results        2,583,787  1,284,246  1,528,382

        Interest income (Morgan Stanley
         DW)                              447,090    785,558    863,384
                                        ---------  ---------  ---------

           Total                        3,030,877  2,069,804  2,391,766
                                        ---------  ---------  ---------

        EXPENSES
        Brokerage commissions (Morgan
         Stanley DW)                      645,740    726,395    909,447
        Management fees                   337,634    494,529    689,650
        Incentive fee                     284,579      --        --
        Administrative expenses            43,823     47,005     60,280
        Transaction fees and costs          --        22,249     48,189
                                        ---------  ---------  ---------
           Total                        1,311,776  1,290,178  1,707,566
                                        ---------  ---------  ---------

        NET INCOME                      1,719,101    779,626    684,200
                                        =========  =========  =========

        Net Income Allocation:
        Limited Partners                1,683,484    759,874    676,171
        General Partner                    35,617     19,752      8,029

        Net Income per Unit:
        Limited Partners                   113.97      63.21      25.69
        General Partner                    113.97      63.21      25.69

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                    Units of
                   Partnership  Limited    General
                    Interest    Partners   Partner   Total
                   ----------- ----------  ------- ----------
                                   $          $        $

Partners' Capital,
December 31, 1998  25,610.241  24,485,689  302,474 24,788,163
Net income             --         676,171    8,029    684,200
Redemptions        (5,218.466) (5,211,281)   --    (5,211,281)
                   ----------  ----------  ------- ----------

Partners' Capital,
December 31, 1999  20,391.775  19,950,579  310,503 20,261,082
Net income             --         759,874   19,752    779,626
Redemptions        (4,387.575) (4,127,542)   --    (4,127,542)
                   ----------  ----------  ------- ----------

Partners' Capital,
December 31, 2000  16,004.200  16,582,911  330,255 16,913,166
Net income             ---      1,683,484   35,617  1,719,101
Redemptions        (1,689.570) (1,873,171)   --    (1,873,171)
                   ----------  ----------  ------- ----------

Partners' Capital,
December 31, 2001  14,314.630  16,393,224  365,872 16,759,096
                   ==========  ==========  ======= ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.
Statements of Cash Flows

                                               For the Years Ended
                                                  December 31,
                                       ----------------------------------
                                          2001        2000        1999
                                       ----------  ----------  ----------
                                           $           $           $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income                        1,719,101     779,626     684,200
      Noncash item included in net
       income:
        Net change in unrealized          463,124  (1,870,831) (1,251,365)
      (Increase) decrease in operating
       assets:
        Interest receivable (Morgan
         Stanley DW)                       41,675      14,261       2,115
        Due from Morgan Stanley DW          3,628      (3,628)     --
      Increase (decrease) in operating
       liabilities:
        Accrued incentive fee             188,820      --          --
        Accrued management fees               171     (23,061)    (11,012)
        Accrued administrative
         expenses                            (348)     (6,825)      8,480
                                       ----------  ----------  ----------
      Net cash provided by (used
       for) operating activities        2,416,171  (1,110,458)   (567,582)
                                       ----------  ----------  ----------

      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Increase (decrease) in
       redemptions payable                 67,216    (118,054)    133,498
      Redemptions of Units             (1,873,171) (4,127,542) (5,211,281)
                                       ----------  ----------  ----------
      Net cash used for financing
       activities                      (1,805,955) (4,245,596) (5,077,783)
                                       ----------  ----------  ----------

      Net increase (decrease) in cash     610,216  (5,356,054) (5,645,365)

      Balance at beginning of period   15,129,282  20,485,336  26,130,701
                                       ----------  ----------  ----------
      Balance at end of period         15,739,498  15,129,282  20,485,336
                                       ==========  ==========  ==========



  The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.

Schedule of Investments
December 31, 2001

Partnership Net Assets: $16,759,096

                                                                                   Net     Percentage of # of Contracts/
                                                          Long        Short    Unrealized   Net Assets      Notional
Futures and Forward Contracts:                         Gain/(Loss) Gain/(Loss) Gain/(Loss)     Value         Amounts
------------------------------                         ----------- ----------- ----------- ------------- ---------------
Foreign currency:                                           $           $           $            %
   Japanese yen/US dollar Mar. 02                             --    1,259,238   1,259,238      7.51       3,412,742,600
   Other                                                 310,255      (11,861)    298,394      1.78         259,405,899
                                                         -------    ---------   ---------      ----
       Total Net Unrealized Gain per Statement of
         Financial Condition                             310,255    1,247,377   1,557,632      9.29
                                                         =======    =========   =========      ====

The accompanying notes are an integral part of these financial statements.

Dean Witter World Currency Fund L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of commodity futures, options on futures contracts, and forward contracts on foreign currencies (collectively, "futures interests").

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

The trading advisors for the Partnership are John W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Millburn") (the "Trading Advisors").

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter World Currency Fund L.P.
Notes to Financial Statement--(Continued)


Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately. Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts" reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) the net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of Morgan Stanley DW's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's month-end Net Assets.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur incentive fees.

Dean Witter World Currency Fund L.P.
Notes to Financial Statement--(Continued)

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

2. Related Party Transactions

The Partnership pays Morgan Stanley DW brokerage commissions as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

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

Incentive Fee--The Partnership pays a quarterly incentive fee to each trading advisor equal to 20% of trading profits experienced with respect to the Net Assets allocated to such trading advisor as of the end of each calendar quarter. Prior to December 1, 2000, the Partnership paid a quarterly incentive fee to each trading advisor equal to 17.5% of trading profits experienced with respect to the Net Assets allocated to such trading advisor as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Continued)

month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems Units, the incentive fee, (earned through the redemption date), is paid to such advisor on those redeemed Units in the month of redemption.

4. Financial Instruments

The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)One or more underlying notional amounts or payment provisions;

2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

3)Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                     Net Unrealized Gains on
                         Open Contracts         Longest Maturities
                  ----------------------------- -------------------
                              Off-                          Off-
                  Exchange- Exchange-           Exchange- Exchange-
             Year  Traded    Traded     Total    Traded    Traded
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2001    --     1,557,632 1,557,632    --     Mar. 2002
             2000    --     2,020,756 2,020,756    --     Mar. 2001

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Continued)


The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds totaled $15,739,498 and $15,129,282 at December 31, 2001 and 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Financial Highlights

                                                     Per Unit
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:   $1,056.80
                                                     ---------
                 NET OPERATING RESULTS:
                   Realized Profit                      201.30
                   Unrealized Loss                      (30.46)
                   Interest Income                       29.41
                   Expenses                             (86.28)
                                                     ---------
                   Net Income                           113.97
                                                     ---------
                 NET ASSET VALUE, DECEMBER 31, 2001: $1,170.77
                                                     =========
                   Expense Ratio                        7.9%
                   Net Income Ratio                    10.3%

                 TOTAL RETURN                          10.8%

Dean Witter World Currency Fund L.P.
Notes to Financial Statements--(Concluded)


6. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

[LOGO] Morgan Stanley
c/o Morgan Stanley Trust Company,
Attention: Managed Futures, 7th Floor,
Harborside Financial Center, Plaza Two
Jersey City, NJ 07311-3977

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper
                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA