Form 10-Q
period 2002-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2002-05-15
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


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

	DEAN WITTER WORLD CURRENCY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-26

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................27

Item 6.	Exhibits and Reports on Form 8-K....................27-28






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	                      March 31,	     December 31,
                                  2002      	    2001
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	15,445,450	15,739,498

	Net unrealized gain (loss) on open contracts (MS & Co.)	  (866,653)	  1,557,632

	     Total Trading Equity	14,578,797	17,297,130

	Interest receivable (Morgan Stanley DW)	18,483	18,075
	Due from Morgan Stanley DW	       12,906	       -

	     Total Assets	14,610,186	17,315,205



LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	78,406	331,158
	Accrued management fees	24,333	28,847
	Accrued administrative expenses	10,191	7,284
	Accrued incentive fees	        -        	    188,820

	     Total Liabilities	     112,930	    556,109

Partners' Capital

	Limited Partners (13,736.815 and 14,002.124 Units, respectively)	14,174,786	16,393,224
	General Partner (312.506 Units)	     322,470	    365,872

	     Total Partners' Capital	14,497,256	16,759,096

	     Total Liabilities and Partners' Capital	14,610,186	17,315,205




NET ASSET VALUE PER UNIT	    1,031.88	    1,170.77



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended March 31,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	637,106	2,097,165
		Net change in unrealized	(2,424,285)	    (24,602)

			Total Trading Results 	(1,787,179)	2,072,563

	Interest Income (Morgan Stanley DW)	      52,974	    151,731

			Total  	(1,734,205)	 2,224,294

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	140,825	129,813
	Management fees	79,151	86,414
	Administrative expenses	10,191	10,591
	Incentive fees	       -        	   152,427

			Total  	    230,167	   379,245

NET INCOME (LOSS)	(1,964,372)	1,845,049


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,920,970)	1,808,284
	General Partner	(43,402)	36,765

NET INCOME (LOSS) PER UNIT

	Limited Partners	(138.89)	117.64
	General Partner	(138.89)	117.64








	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	16,004.200	16,582,911	330,255	16,913,166

Net Income	-        	1,808,284	36,765	1,845,049

Redemptions	    (424.877)	    (461,199)	      -      	   (461,199)

Partners' Capital,
	March 31, 2001	15,579.323	17,929,996	367,020	18,297,016





Partners' Capital,
	December 31, 2001	14,314.630	16,393,224	365,872	16,759,096

Net Loss	-         	(1,920,970)	(43,402)	(1,964,372)

Redemptions	   (265.309)	   (297,468)	      -      	   (297,468)

Partners' Capital,
	March 31, 2002	14,049.321	14,174,786	322,470	14,497,256














The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(1,964,372)	1,845,049
Noncash item included in net income (loss):
	Net change in unrealized	2,424,285	24,602

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(408)	11,469
	Due from Morgan Stanley DW	(12,906)	3,628

Increase (decrease) in operating liabilities:
	Accrued management fees	(4,514)	2,361
	Accrued administrative expenses	2,907	 (229)
	Accrued incentive fees	(188,820)	    152,427

Net cash provided by operating activities	   256,172	 2,039,307


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(252,752)	(122,027)
Redemptions of Units	   (297,468)	   (461,199)

Net cash used for financing activities	   (550,220)	   (583,226)

Net increase (decrease) in cash	(294,048)	1,456,081

Balance at beginning of period	15,739,498	15,129,282

Balance at end of period	15,445,450	16,585,363





	The accompanying notes are an integral part of these financial statements.


DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

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

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

advisors for the Partnership are John W. Henry & Company, Inc. and Millburn Ridgefield Corporation (collectively, the "Trading
Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest in these funds based on the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2002	-	(866,653)	(866,653)	-	Jun. 2002
Dec. 31, 2001	-	1,557,632	1,557,632	-	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

futures-styled options contracts, including an amount equal to the net unrealized gain (loss) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain (loss) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $1,734,205 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.6% were recorded from short positions in the euro as its value increased versus the U.S. dollar due to increased demand for the European currency following the introduction of euro coins and notes, as well as improved economic confidence throughout Europe. Additional losses of approximately 2.6% were from short positions in the South African rand as its value rebounded from record lows versus the U.S. dollar. Losses of approximately 2.5% were recorded in the Japanese yen as its value initially moved higher versus the U.S. dollar amid an increase in yen repatriation and renewed hope for a stimulus package and thereafter reversed lower versus the U.S. dollar on expectations that such repatriation flows would soon end ahead of the Japanese fiscal year-end. Smaller losses of approximately 1.2% and 0.8% were recorded in the British pound and the Swiss franc, respectively, as the value of these currencies moved erratically versus the U.S. dollar on political unrest in the Middle East and Swiss National Bank monetary policies. A small portion of these losses was offset by gains of approximately 0.5% experienced from long positions in the Australian dollar as its value strengthened versus the U.S. dollar amid expectations for higher interest rates in Australia. Total expenses for the three months ended March 31, 2002 were $230,167, resulting in a net loss of $1,964,372. The net asset value of a Unit decreased from $1,170.77 at December 31, 2001 to $1,031.88 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $2,224,294 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.4% were recorded throughout a majority of the quarter primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains of approximately 2.5% were recorded during March from short positions in the Singapore dollar as its value weakened versus the U.S. dollar in sympathy with the declining Japanese yen. Smaller gains of approximately 1.1% resulted from short Australian dollar positions as its value moved lower relative to the U.S. dollar during March amid economic uncertainty in that country. Profits of approximately 1.0% were recorded during March from short positions in the Thai baht as its value declined relative to the U.S. dollar on concerns regarding the overall economic environment in the Pacific Rim. A portion of overall Partnership gains for the quarter was offset by losses of approximately 2.7% recorded primarily during February from long positions in the euro as the value of the euro weakened versus the U.S. dollar amid growth concerns regarding the European economy and the European Central Bank's decision to hold interest rates unchanged. Smaller losses of approximately 1.4% were recorded primarily during January from long positions in the

South African rand versus the U.S. dollar as the value of the rand weakened and the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Total expenses for the three months ended March 31, 2001 were $379,245, resulting in net income of $1,845,049. The net asset value of a Unit increased from $1,056.80 at December 31, 2000 to $1,174.44 at March 31,
2001.

Item 3. 	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently, in its earnings and cash flow.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $14 million and $18 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Currency                    (0.98)%              (4.99)%

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the March 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Currency	(4.12)%	(0.98)%	(3.28)%


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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at March 31, 2002 and 2001 and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk.

There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at March 31, 2002.

At March 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 107% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at March 31, 2002. It may be anticipated, however, that market exposures will vary materially over time.

Currency. The Partnership's currency exposure at March 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

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
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-23826) with the Securities and Exchange
Commission on November 13, 2001.

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




                        Dean Witter World Currency Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2002            By:   /s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.