Form 10-Q
period 2002-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2002-08-14
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400



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


	DEAN WITTER WORLD CURRENCY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended June 30,
		2002 and 2001 (Unaudited)..................................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-30


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................31

Item 6.	Exhibits and Reports on Form 8-K....................31-32








PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	                      June 30,	     December 31,
                                     2002      	    2001
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	17,099,229	15,739,498

	Net unrealized gain on open contracts (MS & Co.)	  2,818,108	  1,557,632

	     Total Trading Equity	19,917,337	17,297,130

	Interest receivable (Morgan Stanley DW)	18,115	18,075
	Due from Morgan Stanley DW	      16,955	      -

	     Total Assets	19,952,407	17,315,205



LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	426,220	188,820
	Redemptions payable	231,450	331,158
	Accrued management fees	33,246	28,847
	Accrued administrative expenses	         6,748	        7,284

	     Total Liabilities	     697,664	    556,109

Partners' Capital

	Limited Partners (13,195.149 and
	     14,002.124 Units, respectively)	18,933,449	16,393,224
	General Partner (223.917 and
	     312.506 Units, respectively)	     321,294	    365,872

	     Total Partners' Capital	19,254,743	16,759,096

	     Total Liabilities and Partners' Capital	19,952,407	17,315,205


NET ASSET VALUE PER UNIT	    1,434.88	    1,170.77

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	2,520,877	1,579,671
		Net change in unrealized	3,684,761	    (1,800,942)

			Total Trading Results 	6,205,638	(221,271)

	Interest income (Morgan Stanley DW)	     52,783	    122,845

			Total  	6,258,421	     (98,426)

EXPENSES

	Incentive fees	427,708	(56,668)
	Brokerage commissions (Morgan Stanley DW)	199,001	131,566
	Management fees	86,980	89,616
	Administrative expenses	     10,000	     10,904

			Total  	   723,689	   175,418

NET INCOME (LOSS)	5,534,732	(273,844)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	5,426,648	(268,380)
	General Partner	108,084	(5,464)

NET INCOME (LOSS) PER UNIT

	Limited Partners	403.00	(17.48)
	General Partner	403.00	(17.48)






	The accompanying notes are an integral part of these financial statements.



	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
	(Unaudited)



	     For  the Six Months Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	3,157,983	3,676,836
		Net change in unrealized	1,260,476	    (1,825,544)

			Total Trading Results 	4,418,459	1,851,292

	Interest income (Morgan Stanley DW)	   105,757	    274,576

			Total  	4,524,216	   2,125,868

EXPENSES

	Incentive fees	427,708	95,759
	Brokerage commissions (Morgan Stanley DW)	339,826	261,379
	Management fees	166,131	176,030
	Administrative expenses	     20,191	     21,495

			Total  	   953,856	   554,663

NET INCOME	3,570,360	1,571,205


NET INCOME ALLOCATION

	Limited Partners	3,505,678	1,539,904
	General Partner	64,682	31,301

NET INCOME PER UNIT

	Limited Partners	264.11	100.16
	General Partner	264.11	100.16







	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	16,004.200	16,582,911	330,255	16,913,166

Net Income	-        	1,539,904	31,301	1,571,205

Redemptions	    (735.867)	    (819,567)	      -      	   (819,567)

Partners' Capital,
	June 30, 2001	15,268.333	17,303,248	361,556	17,664,804





Partners' Capital,
	December 31, 2001	14,314.630	16,393,224	365,872	16,759,096

Net Income	-        	3,505,678	64,682	3,570,360

Redemptions	(895.564)	(965,453)	(109,260)	(1,074,713)

Partners' Capital,
	June 30, 2002	13,419.066	18,933,449	  321,294	19,254,743













The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	3,570,360	1,571,205
Noncash item included in net income:
	Net change in unrealized	(1,260,476)	1,825,544

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(40)	21,102
	Due from Morgan Stanley DW	(16,955)	3,628

Increase (decrease) in operating liabilities:
	Accrued incentive fees	237,400	-
	Accrued management fees	4,399	1,034
	Accrued administrative expenses	         (536)	         (3,979)

Net cash provided by operating activities	2,534,152	   3,418,534


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(99,708)	(132,768)
Redemptions of Units	 (1,074,713)	   (819,567)

Net cash used for financing activities	 (1,174,421)	   (952,335)

Net increase in cash	1,359,731	2,466,199

Balance at beginning of period	15,739,498	15,129,282

Balance at end of period	17,099,229	17,595,481







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors for the Partnership

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

are John W. Henry & Company, Inc. and Millburn Ridgefield
Corporation (collectively, the "Trading Advisors").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
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

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

June 30, 2002	-	2,818,108	2,818,108	-	Sep. 2002
Dec. 31, 2001	-	1,557,632	1,557,632	-	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for all of the

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $6,258,421 and posted an increase in net asset value per Unit. The most significant gains of approximately 22.2% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling U.S. equity prices, concerns regarding U.S. corporate accounting integrity, weak U.S. economic data and the ongoing threat of terrorism. Long positions in other currencies were also profitable, resulting in gains of approximately 3.7% in the Japanese yen, 3.5% in the Swiss franc and 2.2% in the Norwegian krone as the value of these currencies strengthened relative to the U.S. dollar for the aforementioned reasons. Additional gains of approximately 1.6% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from weakness in the U.S. dollar and rising gold prices. Total expenses for the three months ended June 30, 2002 were $723,689, resulting in net income of $5,534,732. The net asset value of a Unit increased from $1,031.88 at March 31, 2002 to $1,434.88 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,524,216 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.8% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 2.7% from previously established long positions in the Swiss franc and approximately 2.3% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 2.1% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the six months ended June 30, 2002 were $953,856, resulting in net income of $3,570,360. The net asset value of a Unit increased from $1,170.77 at December 31, 2001 to $1,434.88 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $98,426 and posted a decrease in a net asset value per Unit. The most significant losses of approximately 5.3% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. Losses of approximately 1.0% were experienced primarily during early April from short positions in the Australian dollar as its value strengthened versus the U.S. dollar on fears of a prolonged economic slowdown in the U.S. Additional losses of approximately 0.7% were recorded throughout a majority of the quarter from positions in the South African rand. These losses were partially offset by gains of approximately 4.8% recorded primarily during May from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar following reports of weak European economic data. The euro weakened further after comments by European Central Bank ("ECB") officials were seen as playing down the prospect of further growth-boosting European interest rate cuts. Additional gains of approximately 0.7% were recorded throughout a majority of the quarter from long positions in the Mexican peso as its value strengthened versus the U.S. dollar following better than expected economic data reported out of Mexico. Total expenses for the three months ended June 30, 2001 were $175,418, resulting in a net loss of $273,844. The net asset value of a Unit decreased from $1,174.44 at March 31, 2001 to $1,156.96 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $2,125,868 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.4% were recorded throughout a majority of the first quarter from short positions in the Japanese yen as its value weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 3.1% were recorded primarily during March from short positions in the Singapore dollar as its value weakened versus the U.S. dollar in sympathy with the declining Japanese yen. Additional gains of approximately 1.8% were recorded primarily during May from short positions in the euro and Swiss franc as the value of these

European currencies weakened relative to the U.S. dollar following reports of weak European economic data. The euro weakened further after comments by ECB officials were seen as playing down the prospect of further growth-boosting European interest rate cuts. These gains were partially offset by losses of approximately 2.1% recorded primarily during January from long positions in the South African rand as its value weakened relative to the U.S. dollar after the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Additional losses were recorded throughout a majority of the second quarter from positions in the South African rand. Losses of approximately 0.6% were also recorded primarily during early June from long positions in the British pound as its value weakened versus the U.S. dollar in reaction to reports that British Prime Minister Blair would push for Great Britain's entry into the European Monetary Union. Total expenses for the six months ended June 30, 2001 were $554,663, resulting in net income of $1,571,205. The net asset value of a Unit increased from $1,056.80 at December 31, 2000 to $1,156.96 at June 30, 2001.

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

In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $19 million and $18 million, respectively.

	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Currency                    (4.74)%              (4.05)%

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency	(4.74)%	(1.32)%	(3.58)%


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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2002.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 82% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at June 30, 2002. It may be anticipated, however, that market exposures will vary materially over time.

Currency. The Partnership's currency exposure at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of December 8, 1992, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1 (File No. 33-55806).
10.01	(a)	Management Agreement among the Partnership, Demeter,
and CCA Capital Management Inc., dated as of April 2,
1993, filed herewith.
(b)	Management Agreement among the Partnership, Demeter,
and Colorado Commodities Management Corporation, dated as
of April 2, 1993, filed herewith.
(c)	Management Agreement among the Partnership, Demeter,
and Ezra Zask Associates Inc., dated as of April 2, 1993,
filed herewith.
(d)	Management Agreement among the Partnership, Demeter,
and Millburn Ridgefield Corporation, dated as of April
2, 1993, filed herewith.
10.02	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of June 1, 1995,
is incorporated by reference to Exhibit 10.03 of the
Partnership's Annual Report on Form 10-K for the fiscal
year ended December 31, 1995.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-23826) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-23826) with the Securities and Exchange
Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.04 of the
Partnership's Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.
10.06	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-23826)
filed with the Securities and Exchange Commission on
November 13, 2001.
10.07	Amendment to Management Agreement among the Partnership,
Morgan Stanley DW and John W. Henry & Company, Inc.,
dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.1 of the Partnership's Form 8-K
filed with the Securities and Exchange Commission on
January 3, 2001.
10.08	Amendment to Management Agreement between the Partnership
and Millburn Ridgefield Corporation, dated as of November
30, 2000, is incorporated by reference to Exhibit 10.2 of
the Partnership's Form 8-K filed with the Securities and
Exchange Commission on January 3, 2001.
99.01	Certification of Periodic Financial Reports.

(B)	Reports on Form 8-K - None.

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




                        Dean Witter World Currency Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2002         By:   /s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter World Currency Fund L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter World Currency Fund L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002