Form 10-Q
period 2002-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2002-11-14
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-23826

	DEAN WITTER WORLD CURRENCY FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3700691
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center,
Plaza Two, 1st Floor, Jersey City, NJ			  07311
(Address of principal executive offices)	          (Zip Code)

Registrant's telephone number, including area code (201)209-8400



825 Third Ave., 8th Floor., New York, NY 10022

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

	DEAN WITTER WORLD CURRENCY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 	30,2002 and 2001 (Unaudited).....................4

		Statements of Changes in Partners' Capital for the
	  Nine Months Ended 	September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-31

Item 4.	Controls and Procedures................................32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................33

Item 5.	Other Information...................................33-35

Item 6.	Exhibits and Reports on Form 8-K....................35-36



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	                      September 30,	     December 31,
                            2002      	    2001
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	16,864,264	15,739,498

	Net unrealized gain (loss) on open contracts (MS & Co.)	       (357,316)	  1,557,632

	     Total Trading Equity	   16,506,948	17,297,130

	Interest receivable (Morgan Stanley DW)	         17,636	       18,075

	     Total Assets	   16,524,584	17,315,205



LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	 249,200	331,158
	Accrued management fees	27,523	28,847
	Accrued administrative expenses	10,508	7,284
	Accrued incentive fees	            -    	    188,820

	     Total Liabilities	    287,231	    556,109

Partners' Capital

	Limited Partners (12,765.922 and
	     14,002.124 Units, respectively)	16,008,826	16,393,224
	General Partner (182.234 and
	     312.506 Units, respectively)	     228,527	    365,872

	     Total Partners' Capital	16,237,353	16,759,096

	     Total Liabilities and Partners' Capital	16,524,584	17,315,205



NET ASSET VALUE PER UNIT	    1,254.03	    1,170.77



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	993,519	(320,751)
		Net change in unrealized	   (3,175,424)	    (815,009)

			Total Trading Results 	(2,181,905)	(1,135,760)

	Interest Income (Morgan Stanley DW)	         55,448	     111,684

			Total  	  (2,126,457)	 (1,024,076)

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	175,421	202,993
	Management fees	87,168	82,465
	Administrative expenses	       10,508	      11,182

			Total  	     273,097	    296,640

NET LOSS	 (2,399,554)	 (1,320,716)


NET LOSS ALLOCATION

	Limited Partners	(2,361,787)	(1,293,424)
	General Partner	(37,767)	(27,292)

NET LOSS PER UNIT

	Limited Partners	(180.85)	(87.34)
	General Partner	(180.85)	(87.34)







	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
	(Unaudited)



	     For  the Nine Months Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	4,151,502	3,356,085
		Net change in unrealized	  (1,914,948)	  (2,640,553)

			Total Trading Results 	2,236,554	715,532

	Interest Income (Morgan Stanley DW)	      161,205	     386,260

			Total  	   2,397,759	   1,101,792

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	515,247	464,372
	Incentive fees	427,708	     95,759
	Management fees	253,299	258,495
	Administrative expenses	      30,699	      32,677

			Total  	  1,226,953	   851,303

NET INCOME	  1,170,806	   250,489


NET INCOME ALLOCATION

	Limited Partners	1,143,891	246,480
	General Partner	26,915	4,009

NET INCOME PER UNIT

	Limited Partners                                                                                  83.26		12.82
	General Partner                                                                                   83.26		12.82








	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	16,004.200	16,582,911	330,255	16,913,166

Net Income	     -       	246,480	4,009	250,489

Redemptions	  (1,238.267)	  (1,369,653)	     -      	  (1,369,653)

Partners' Capital,
	September 30, 2001	 14,765.933	 15,459,738	  334,264	 15,794,002





Partners' Capital,
	December 31, 2001	14,314.630	16,393,224	365,872	16,759,096

Net Income	     -       	1,143,891	26,915	1,170,806

Redemptions	   (1,366.474)	   (1,528,289)	(164,260)	 (1,692,549)

Partners' Capital,
	September 30, 2002	  12,948.156	  16,008,826	   228,527	16,237,353













The accompanying notes are an integral part of these financial statements.

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,170,806                     250,489
Noncash item included in net income:
	Net change in unrealized	1,914,948                  2,640,553

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	439	28,502
	Due from Morgan Stanley DW	-    	(2,172)

Increase (decrease) in operating liabilities:
	Accrued management fees	(1,324)	(2,007)
	Accrued administrative expenses	3,224	(3,683)
	Accrued incentive fees	     (188,820)	           -

Net cash provided by operating activities	 2,899,273	   2,911,682


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(81,958)	(83,297)
Redemptions of Units	(1,692,549)	   (1,369,653)

Net cash used for financing activities	 (1,774,507)	   (1,452,950)

Net increase in cash	1,124,766	1,458,732

Balance at beginning of period	15,739,498	15,129,282

Balance at end of period	16,864,264	16,588,014





	The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors for the Partnership

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

are John W. Henry & Company, Inc. and Millburn Ridgefield
Corporation (collectively, the "Trading Advisors").

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

DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2002	-	(357,316)	(357,316)	    -   	Dec. 2002
Dec. 31, 2001	-	1,557,632	1,557,632	-	Mar. 2002

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

Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $2,126,457 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 3.7% were recorded primarily during July and August from previously established long positions in the Japanese yen as its value weakened relative to the U.S. dollar amid increasing concerns regarding Japan's economic woes. Losses of appoximately 2.9% in the euro and 1.3% in the British pound were recorded from long positions in these currencies as their values weakened versus the U.S. dollar. Additional losses of approximately 3.8% were recorded from long positions in several minor currencies, most notably the South African rand, Czech koruna, Singapore dollar, and Thai baht, as the value of these currencies weakened versus the U.S. dollar due to the emphasis on a "strong dollar" policy by the Bush Administration. Total expenses for the three months ended September 30, 2002 were $273,097, resulting in a net loss of

2,399,554. The net asset value of a Unit decreased from $1,434.88 at June 30, 2002 to $1,254.03 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,397,759 and posted an increase in net asset value per Unit. The most significant gains of approximately 14.3% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 1.9% from previously established long positions in the Swiss franc and approximately 2.2% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 2.1% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. A portion of the Partnership's overall gains was offset by losses of approximately 3.1% from previously established long positions in the British pound relative to the U.S. dollar as the value of the pound reversed lower versus the dollar due to the emphasis of a "strong dollar" policy by the Bush Administration. Additional losses of approximately 2.7% were recorded from long positions in the Japanese yen relative to the U.S. dollar as the value of the yen weakened against the dollar amid increasing concerns regarding Japan's economic woes. Total expenses for the nine months ended September 30, 2002 were $1,226,953, resulting in net income of $1,170,806. The net asset value of a Unit increased from $1,170.77 at December 31, 2001 to $1,254.03 at September 30, 2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,024,076 and posted a decrease in a net asset value per Unit. The most significant losses of approximately 4.3% were recorded primarily during August from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to a Japanese repatriation of assets and the weakness in the U.S. resulting from economic pessimism. During late September, additional losses were incurred from long yen positions as its value reversed lower and the U.S. dollar strengthened amid optimistic economic data and the Bank of Japan's surprising interventions. Losses of approximately 2.6% were experienced primarily during September from transactions involving the euro relative to the British pound. Additional losses of approximately 1.4% were recorded during July from short positions in the euro as its value reversed higher versus the U.S. dollar following Chairman Greenspan's testimony highlighting that the

U.S. economy still faces weakness and the release of benign European inflation data. Additional losses were recorded during September from long positions in the euro as its value reversed lower relative to the U.S. dollar. These losses were partially offset by gains of approximately 2.8% recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic concerns persisted. Additional gains of approximately 0.7% were recorded primarily during August from long positions in the Swiss franc as its value strengthened versus the U.S. dollar amid economic optimism for Europe and weakness in the U.S. dollar caused by the sluggish U.S. economy. These profits continued into September as the value of the Swiss franc continued to strengthen versus the U.S. dollar as investors sought refuge in this safe haven currency amid the current global economic and political uncertainty. Total expenses for the three months ended September 30, 2001 were $296,640, resulting in a net loss of $1,320,716. The net asset value of a Unit decreased from $1,156.96 at June 30, 2001 to $1,069.62 at September 30, 2001.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $16 million.

	Primary Market      September 30, 2002	 September 30, 2001
     Risk Category	  	   Value at Risk  	    Value at Risk

     Currency                    (4.17)%              (3.55)%

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency	(4.74)%	(1.32)%	(3.73)%


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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2002.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 101% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at September 30, 2002. It may be anticipated, however, that market exposures will vary materially over time.

Currency. The Partnership's currency exposure at September 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 4. 	CONTROLS AND PROCEDURES

(a)	   	As of a date within 90 days of the filing date of this
   quarterly report, the President and Chief Financial
   Officer of the general partner, Demeter, have
   evaluated the Partnership's 	disclosure controls and
   procedures, and have judged such controls and procedures to be effective.

(b)	   There have been no significant changes in the
   Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career,

Mr. Rothman has helped with the development, marketing and administration of approximately 33 commodity pool investments.
Mr. Rothman is an active member of the Managed Funds Association and serves on its Boards of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.


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

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-23826) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-23826) with the Securities and Exchange
Commission on November 13, 2001.
10.05	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.04 of the
Partnership's Form 8-K (File No. 0-23826) filed with the Securities and Exchange Commission on November 13, 2001.
10.06	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-23826)
filed with the Securities and Exchange Commission on
November 13, 2001.
10.07	Amendment to Management Agreement among the Partnership,
Morgan Stanley DW and John W. Henry & Company, Inc.,
dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.1 of the Partnership's Form 8-K
filed with the Securities and Exchange Commission on
January 3, 2001.
10.08	Amendment to Management Agreement between the Partnership
and Millburn Ridgefield Corporation, dated as of November
30, 2000, is incorporated by reference to Exhibit 10.2 of
the Partnership's Form 8-K filed with the Securities and
Exchange Commission on January 3, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.

(B)	Reports on Form 8-K. - None.

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




                        Dean Witter World Currency Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:   /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.		Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)		all significant deficiencies in the design or
operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)		any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/	Jeffrey A. Rothman
	     Jeffrey A. Rothman
	     President, Demeter Management
	     Corporation, general partner
	     of the Partnership

CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

  1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

  2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

  4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Partnership and we have:

a)		designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)		evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

  6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002      /s/Jeffrey D. Hahn
	Jeffrey D. Hahn
	Chief Financial Officer,
	Demeter Management Corporation,
	general partner of the Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter World Currency Fund L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Jeffrey A. Rothman

Name:	   Jeffrey A. Rothman
Title:  President

Date:   November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter World Currency Fund L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Jeffrey D. Hahn

Name:	   Jeffrey D. Hahn
Title:  Chief Financial Officer

Date:		November 14, 2002