Form 10-K
period 2002-12-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2003-03-31
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-23826

	DEAN WITTER WORLD CURRENCY FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3700691
(State or other jurisdiction of			   	  (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY                           		         	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

									   Name of each exchange
Title of each class  						   on which registered

		None									  None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $17,980,818 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

DEAN WITTER WORLD CURRENCY FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2002

                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .  1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . .  2-5

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . .  5

	Item  3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . .  5

	Item  4.	Submission of Matters to a Vote of Security Holders . . .  5

Part II.

	Item  5.		Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . . .6

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . . .7

	Item  7.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . . 8-21

	Item 7A.		Quantitative and Qualitative Disclosures About
			Market Risk. . . . . . . . . . . . . . . . . . . . . . 21-31

	Item  8.	Financial Statements and Supplementary Data. . . . . . . .32

	Item  9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .32
Part III.

	Item 10.	Directors and Executive Officers of the Registrant . . 33-37

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . . .38

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . . .38

	Item 13. Certain Relationships and Related Transactions . . . . 38-39

	Item 14. Controls and Procedures. . . . . . . . . . . . . . . . . .39
Part IV.

	Item 15.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K. . . . . . . . . . . . . . . . . . 40-41


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
  	June 2, 1993	       I

	Annual Report to Dean Witter
	World Currency Fund L.P.
	Limited Partners for the year
	ended December 31, 2002	  II, III and IV





      	PART I
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

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2002 was $1,373.34, representing an increase of 17.3 percent from the net asset value
       per Unit of $1,170.77 at December 31, 2001.  For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options, pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated June 2, 1993 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below.
	Facets of Business
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
				 Local Income Tax
				 Aspects" (Pages 97-104
				 of the Prospectus).


(d)	Financial Information about Geographic Areas. The Partner-
ship has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards and options on foreign exchanges.

(e)	Available Information. The Partnership files annual reports
on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C.
20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES

The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY 10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.










       PART II

Item 5. 	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 1,734.

(c) Distributions. No distributions have been made by the Partnership since it commenced operations on April 2, 1993. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

	        		   For the Years Ended December 31,
		      2002        2001	      2000         1999         1998

Total Revenues
(including interest)         4,233,165	3,030,877	2,069,804	2,391,766	   1,274,004


Net Income (Loss)	2,701,669	1,719,101	779,626	684,200	(682,212)


Net Income (Loss)
Per Unit (Limited
& General Partners)	202.57	113.97	63.21	25.69	 (25.89)


Total Assets	17,681,862	17,315,205	17,213,416	20,709,272	25,105,387


Total Limited
Partners' Capital          17,235,560		16,393,224	16,582,911	19,950,579	24,485,689


Net Asset Value Per
Unit                         1,373.34		1,170.77	1,056.80	993.59	967.90





















       Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved
       the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not
       possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different
       times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used
       relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

At December 31, 2002, the Partnership's total capital was
$17,485,829, an increase of $726,733 from the Partnership's total capital of $16,759,096 at December 31, 2001. For the year ended
December 31, 2002, the Partnership generated net income of $2,701,669 and total redemptions aggregated $1,974,936.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of $4,233,165 and posted an increase in net asset value per Unit. The most significant gains of approximately 27.3% were recorded from long positions in the euro relative to the U.S. dollar as the dollar's value significantly weakened during April, May, and June amid investors' uncertainty regarding the U.S. economy. Additional gains were recorded from long positions in the Swiss franc and Norwegian krone as increased global tensions weakened the dollar. Long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar provided gains of approximately 4.8% as the value of both currencies strengthened during April, May, and throughout the fourth quarter amid higher gold prices. Further gains of approximately 4.2% stemmed from long positions in the South African rand versus the U.S. dollar as its value approached a 16-month high during the second and fourth quarters amid strong demand for South African exports and high relative interest
       rates.  A portion of the Partnership's overall gains was offset by losses of approximately 7.8% recorded in the Japanese yen versus the U.S. dollar during March as the yen initially strengthened amid asset repatriation out of the U.S. into Japan, only to retreat by month-end on expectations that the repatriation flow would soon subside ahead of the Japanese fiscal year-end. Further losses in the Japanese yen were experienced in December from short positions versus the U.S. dollar as the value of the dollar weakened versus most major currencies. Additional losses of approximately 7.4% were recorded in the British pound from short positions versus the U.S. dollar during the summer months and into the fourth quarter as the value of the dollar weakened amid geopolitical and economic concerns. Total expenses for the year were $1,531,496, resulting in net income of $2,701,669. The net asset value of a Unit increased from $1,170.77 at December 31, 2001 to $1,373.34 at December 31, 2002.

At December 31, 2001, the Partnership's total capital was
$16,759,096, a decrease of $154,070 from the Partnership's total capital of $16,913,166 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $1,719,101 and total redemptions aggregated $1,873,171.



       For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $3,030,877 and posted an increase in net asset value per Unit.
The most significant gains of approximately 13.0% were recorded primarily during the first quarter from short positions in the Japanese yen as the value of the yen continued to trend lower versus most major currencies amid growing concern regarding the troubled Japanese economy. Additional pressure weighed upon the yen as the market perceived a reluctance on the part of the Japanese government to intervene in support of the flagging currency. Gains of approximately 4.4% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar following the decline in the yen. Additional gains of approximately 11.7% were experienced during the fourth quarter from short positions in the South African rand as the value of the rand weakened to record lows versus the U.S. dollar amid uncertainty within the emerging market sector following the Argentinean debt crisis and political turmoil in neighboring Zimbabwe. Smaller gains of approximately 0.6% were recorded from short Thai baht positions as its value weakened versus the U.S. dollar due to poor market sentiment in the Asia-Pacific region. A portion of the Partnership's gains for the year was offset by losses of approximately 4.8% experienced throughout the third and fourth quarters from long positions in the euro as the value of the euro declined versus the U.S.
dollar, the British pound, and the Norwegian krone due to disappointment with the European Central Bank's decision to keep interest rates unchanged. Losses of approximately 3.3% were also recorded primarily during the fourth quarter from transactions involving the British pound as its value versus the U.S. dollar moved in a choppy and volatile fashion on conflicting economic reports. Smaller losses of approximately 1.2% were recorded throughout the year from transactions involving both the Canadian dollar and the Norwegian krone versus the U.S. dollar as continued uncertainty with regard to the global economic environment caused trendless pricing patterns among commodity-related currencies. Total expenses for the year were $1,311,776, resulting in net income of $1,719,101. The net asset value of a Unit increased from $1,056.80 at December 31, 2000 to $1,170.77 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was
$16,913,166, a decrease of $3,347,916 from the Partnership's total capital of $20,261,082 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $779,626 and total redemptions aggregated $4,127,542.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $2,069,804 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.4% were recorded during the fourth quarter from long euro positions versus the U.S. dollar
       and Japanese yen as the value of the European common
currency strengthened amid worries of a slowdown in U.S. economic growth and anemic Japanese economic growth. Gains of approximately 2.9% were also experienced from short South African rand positions as its value receded relative to the U.S. dollar during April and May amid speculation that Zimbabwe was on the verge of devaluing its currency. Additional gains of approximately 2.4% were recorded from short Thai baht positions as its value weakened versus the U.S. dollar due to poor market sentiment in the Asian Pacific region. A portion of the Partnership's gains for the year was offset by losses of approximately 7.7% experienced in the British pound as long positions generated losses early in the year amid continued strength in the U.S. dollar and short positions incurred losses late in the year on fresh evidence of a weakening U.S. economy. Additional losses of approximately 2.1% were recorded from long Australian dollar positions as its value declined relative to the U.S. dollar as Australian interest rate expectations faded, as well as losses of approximately 2.1% from long Canadian dollar positions as its value weakened relative to the U.S. dollar on technical factors and general weakness in commodity-related currencies. Losses of approximately 9.6% experienced in the Japanese yen during the first nine months of the year were offset by significant gains of approximately 9.0% during the fourth quarter as short positions in the Japanese yen profited from the continued weakness of the Japanese economy. Total expenses for
       the year were $1,290,178, resulting in net income of
$779,626. The net asset value of a Unit increased from $993.59 at December 31, 1999 to $1,056.80 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures, forwards and options markets. For an analysis of unrealized gains and (losses) by contract type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards and options in a portfolio of foreign currencies. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same
       time, and if the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

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

In addition to market risk, in entering into futures, forward and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting
       member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers inform the Partnership, as with all their customers, of its net
       margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange. Demeter, however, has installed a system which permits it to monitor the Partnership's potential margin liability, exchange by exchange. As a result, Demeter is able to monitor the Partnership's potential net credit exposure to each exchange by adding the unrealized trading gains on that exchange, if any, to the Partnership's margin liability thereon.

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

       Third, with respect to forward contract trading, the
Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership's operation.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently, in its earnings and cash flow.

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



       Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions are directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of
       hypothetical daily changes in the value of a trading
portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For
       example, the 99% one-day VaR would represent the 10th worst-outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  At December 31, 2002 and 2001, the
Partnership's total capitalization was approximately $17 million.

     Primary Market 	December 31, 2002	  December 31, 2001
     Risk Category		  Value at Risk	     Value at Risk

	Currency		  		(4.54)%			    (4.70)%

The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category     High        Low        Average
Currency					  (4.74)% 	(1.32)%	  (3.69)%






       Limitations on Value at Risk as an Assessment of Market
Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for its market risk exposures at December 31, 2002 and 2001 and for the end of the four quarterly reporting periods during calendar year 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at December 31, 2002.

At December 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 94% of its total net asset value. A
       decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the primary trading risk exposure of the Partnership at December 31, 2002. It may be anticipated, however, that market exposure will vary materially over time.

Currency.	 The Partnership's currency exposure at December 31,
2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2002, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR
       figure includes foreign margin amounts converted into U.S.
dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing
VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At December 31, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:


Summary of Quarterly Results (Unaudited)


Quarter		   Revenues/	      Net	          Net Income/
Ended		      (Net Losses)    Income/(Loss)   (Loss) Per Unit

2002
March 31 		$(1,734,205)	$  (1,964,372)		  $(138.89)
June 30		  6,258,421	    5,534,732		    403.00
September 30	 (2,126,457)	   (2,399,554)		   (180.85)
December 31	  1,835,406	    1,530,863		    119.31

Total			$ 4,233,165	$   2,701,669		  $ 202.57


2001
March 31 		$ 2,224,294	$   1,845,049		  $ 117.64
June 30		    (98,426)	     (273,844)		    (17.48)
September 30	 (1,024,076)	   (1,320,716)		    (87.34)
December 31	  1,929,085	    1,468,612		    101.15

Total			$ 3,030,877	$   1,719,101		  $ 113.97




Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

       Jeffrey A. Rothman, age 41, is the President and a
Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

       Edward C. Oelsner, III, age 61, is a Director of Demeter.
 Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Investment Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department, specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

       Raymond A. Harris, age 46, is a Director of Demter and of
Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director of Global Products & Services at Morgan Stanley. He previously served as Chief Accounting Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of Morgan Stanley Futures & Currency Management Inc. Mr. DeLuca was appointed the Controller of Asset Management for Morgan Stanley in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was
       named Chief Administrative Officer of Morgan Stanley's
Global Products & Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer
- Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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
MANAGEMENT


(a) Security Ownership of Certain Beneficial Owners - At December
31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management - At December 31, 2002,
Demeter owned 182.234 Units of general partnership interest representing a 1.43 percent interest in the Partnership.

(c) Changes in Control - None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $726,787 for the year ended December 31, 2002.

Item 14. CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this annual report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the Partnership's
internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.







       PART IV


Item 15. 	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         	FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2002, 2001 and 2000.

-	Statements of Financial Condition, including the Schedules
of Investments, as of December 31, 2002 and 2001.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2002, 2001 and
2000.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2002 is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-2.




       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER WORLD CURRENCY FUND L.P.
						(Registrant)

					BY:	Demeter Management Corporation,
						General Partner

March 31, 2003			BY: /s/	Jeffrey A. Rothman
					 		Jeffrey A. Rothman, Director
					  		and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Robert E. Murray                     		March 31, 2003
	  	Robert E. Murray, Director and
		Chairman

    /s/ 	Jeffrey A. Rothman                   		March 31, 2003
	  	Jeffrey A. Rothman, Director and
		President

    /s/ 	Joseph G. Siniscalchi                		March 31, 2003
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III                		March 31, 2003
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                     		March 31, 2003
           Richard A. Beech, Director

    /s/    Raymond A. Harris                    		March 31, 2003
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                    		March 31, 2003
           Anthony J. DeLuca, Director

    /s/  	Frank Zafran		               		March 31, 2003
	    	Frank Zafran, Director

    /s/  	Jeffery D. Hahn		               		March 31, 2003
	    	Jeffrey D. Hahn, Chief
		Financial Officer

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

		a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

		b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date"); and

		c)	presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

		a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

		b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:	 March 31, 2003		BY: /s/	Jeffrey A. Rothman
					      	Jeffrey A. Rothman
					  		President, Demeter Management
							Corporation, general partner
							of the registrant
















       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

		a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

		b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date"); and

		c)	presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

		a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

		b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:	 March 31, 2003		BY: /s/Jeffrey D. Hahn
						  Jeffrey D. Hahn
						  Chief Financial Officer,
						  Demeter Management Corporation,
						  general partner of the
						  registrant

	EXHIBIT INDEX
ITEM

3.01	Limited Partnership Agreement of the Partnership, dated as
of December 8, 1992, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1 (File No. 33-55806).

10.01	(a) Management Agreement among the Partnership, Demeter, and
CCA Capital Management Inc., dated as of April 2, 1993, is incorporated by reference to Exhibit 10.01(a) of the Partnership's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

		(b) Management Agreement among the Partnership, Demeter, and Colorado Commodities Management Corporation, dated as of
April 2, 1993, is incorporated by reference to Exhibit 10.01
(b) of the Partnership's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

		(c) Management Agreement among the Partnership, Demeter, and Ezra Zask Associates Inc., dated as of April 2, 1993, is incorporated by reference to Exhibit 10.01(c) of the Partnership's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

		(d) Management Agreement among the Partnership, Demeter, and Millburn Ridgefield Corporation, dated as of April 2, 1993, is incorporated by reference to Exhibit 10.01(d) of the Partnership's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

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

13.01	Annual Report to Limited Partners for the year ended
December 31, 2002 is filed herewith.

99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

		                 EXHIBIT 99.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Dean Witter World Currency Fund L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.







By:	/s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President
Date:		March 31, 2003

         								       EXHIBIT 99.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Dean Witter World Currency Fund L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.







By:	/s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer
Date:		March 31, 2003

                               World
                               Currency
                               Fund

           December 31, 2002
           Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER WORLD CURRENCY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                             INCEPTION-
                                                                              TO-DATE   ANNUALIZED
                      1993    1994  1995 1996 1997 1998  1999 2000 2001 2002   RETURN     RETURN
FUND                   %       %     %    %    %    %     %    %    %    %       %          %
--------------------------------------------------------------------------------------------------
World Currency Fund  (17.4)  (25.1) 2.0  13.0 39.4 (2.6) 2.7  6.4  10.8 17.3    37.3       3.3
                    (9 mos.)
--------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER WORLD CURRENCY FUND L.P.
ANNUAL REPORT
2002

Dear Limited Partner:

  This marks the tenth annual report for the Dean Witter World Currency Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $1,170.77 and increased by 17.3% to $1,373.34 on December 31, 2002. The Fund has increased by 37.3% since its inception of trading in April 1993 (a compound annualized rate of 3.3%).

  Detailed performance information for the Fund is located in the body of the financial report. We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each of the five major currencies in which the Fund participates, and composite information for all other "minor" and "cross-rate" currency positions traded within the Fund.

  The trading results by currency chart indicates the year's composite percentage returns generated by the specific assets dedicated to trading within each currency in which the Fund participates. Please note that there is not an equal amount of assets in each currency, and the specific allocations of assets by the Fund to each currency will vary over time within a predetermined range. Below the chart is a description of the factors that influenced trading gains and trading losses within the Fund during the year.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

DEAN WITTER WORLD CURRENCY FUND L.P.

                                    [CHART]


                           Year ended December 31, 2002
                           ---------------------------
Australian dollar                   2.62%
British pound                      -7.38%
Euro                               27.28%
Japanese yen                       -7.78%
Swiss franc                         2.42%
Minor Currencies                    9.36%
Crossrates                         -1.14%


Note: Includes trading results and commissions but does not include other fees or interest income.
      Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New Zealand dollar and Norwegian krone.
      Cross-rate transactions involve positions between two currencies other than the U.S. dollar.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Strong gains were recorded from long positions in the euro, as well as in the Norwegian krone and Swiss franc, relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased global tensions and prolonged uncertainty regarding the U.S. economy.
.. Additional gains resulted from long positions in the South African rand as its value rose to a 16-month high versus the U.S. dollar during the second and fourth quarter amid strong demand for South African exports and high relative interest rates.
..  Gains were recorded from long positions in the Australian dollar and New
   Zealand dollar versus the U.S. dollar as the value of both currencies strengthened amid higher gold prices.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses resulted from positions in the Japanese yen versus the U.S. dollar during March as the yen initially strengthened amid asset repatriation out of the U.S. into Japan, only to later retreat by month-end on expectations that the repatriation flow would soon subside ahead of the Japanese fiscal year-end. Further losses in the Japanese yen were experienced in December from short positions versus the U.S. dollar as the value of the dollar weakened versus most major currencies.
.. Losses were recorded in the British pound from short positions versus the U.S. dollar during the summer months and into the fourth quarter as the value of the dollar weakened amid geopolitical and economic concerns.

DEAN WITTER WORLD CURRENCY FUND L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter World Currency Fund L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     ---------------------
                                                        2002       2001
                                                     ---------- ----------
                                                         $          $
                                   ASSETS
      Equity in futures interests trading
       accounts:
        Cash                                         16,676,595 15,739,498
        Net unrealized gain on open contracts
         (MS&Co.)                                       973,654  1,557,632
                                                     ---------- ----------
          Total Trading Equity                       17,650,249 17,297,130
      Due from Morgan Stanley DW                         18,407     --
      Interest receivable (Morgan Stanley DW)            13,206     18,075
                                                     ---------- ----------
          Total Assets                               17,681,862 17,315,205
                                                     ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES
      Redemptions payable                               156,145    331,158
      Accrued management fees                            29,452     28,847
      Accrued administrative expenses                    10,436      7,284
      Accrued incentive fees                             --        188,820
                                                     ---------- ----------
          Total Liabilities                             196,033    556,109
                                                     ---------- ----------

      PARTNERS' CAPITAL
      Limited Partners (12,550.127 and
       14,002.124 Units, respectively)               17,235,560 16,393,224
      General Partner (182.234 and 312.506
       Units, respectively)                             250,269    365,872
                                                     ---------- ----------
          Total Partners' Capital                    17,485,829 16,759,096
                                                     ---------- ----------
          Total Liabilities and Partners' Capital    17,681,862 17,315,205
                                                     ========== ==========

      NET ASSET VALUE PER UNIT                         1,373.34   1,170.77
                                                     ========== ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                             2002       2001       2000
                                          ---------  ---------  ---------
                                              $          $          $
      REVENUES
      Trading profit (loss):
        Realized                          4,610,969  3,046,911   (586,585)
        Net change in unrealized           (583,978)  (463,124) 1,870,831
                                          ---------  ---------  ---------
         Total Trading Results            4,026,991  2,583,787  1,284,246
      Interest income (Morgan Stanley DW)   206,174    447,090    785,558
                                          ---------  ---------  ---------
         Total                            4,233,165  3,030,877  2,069,804
                                          ---------  ---------  ---------
      EXPENSES
      Brokerage commissions
       (Morgan Stanley DW)                  726,787    645,740    726,395
      Incentive fees                        427,708    284,579      --
      Management fees                       335,866    337,634    494,529
      Administrative expenses                41,135     43,823     47,005
      Transaction fees and costs              --         --        22,249
                                          ---------  ---------  ---------
         Total                            1,531,496  1,311,776  1,290,178
                                          ---------  ---------  ---------
      NET INCOME                          2,701,669  1,719,101    779,626
                                          =========  =========  =========
      NET INCOME ALLOCATION:
      Limited Partners                    2,653,012  1,683,484    759,874
      General Partner                        48,657     35,617     19,752

      NET INCOME PER UNIT:
      Limited Partners                       202.57     113.97      63.21
      General Partner                        202.57     113.97      63.21

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                    UNITS OF
                   PARTNERSHIP  LIMITED     GENERAL
                    INTEREST    PARTNERS    PARTNER     TOTAL
                   ----------- ----------  --------  ----------
                                   $           $          $
Partners' Capital,
December 31, 1999  20,391.775  19,950,579   310,503  20,261,082
Net income             --         759,874    19,752     779,626
Redemptions        (4,387.575) (4,127,542)    --     (4,127,542)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2000  16,004.200  16,582,911   330,255  16,913,166
Net income             --       1,683,484    35,617   1,719,101
Redemptions        (1,689.570) (1,873,171)    --     (1,873,171)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2001  14,314.630  16,393,224   365,872  16,759,096
Net income             --       2,653,012    48,657   2,701,669
Redemptions        (1,582.269) (1,810,676) (164,260) (1,974,936)
                   ----------  ----------  --------  ----------
Partners' Capital,
December 31, 2002  12,732.361  17,235,560   250,269  17,485,829
                   ==========  ==========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------
                                          2002        2001        2000
                                       ----------  ----------  ----------
                                           $           $           $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income                        2,701,669   1,719,101     779,626
      Noncash item included in net
       income:
        Net change in unrealized          583,978     463,124  (1,870,831)
      (Increase) decrease in operating
       assets:
        Due from Morgan Stanley
         DW                              (18,407)       3,628      (3,628)
        Interest receivable
         (Morgan Stanley DW)                4,869      41,675      14,261
      Increase (decrease) in operating
       liabilities:
        Accrued management fees               605         171     (23,061)
        Accrued administrative
         expenses                           3,152       (348)      (6,825)
        Accrued incentive fees          (188,820)     188,820      --
                                       ----------  ----------  ----------
      Net cash provided by (used for)
       operating activities             3,087,046   2,416,171  (1,110,458)
                                       ----------  ----------  ----------

      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Increase (decrease) in
       redemptions payable               (175,013)     67,216    (118,054)
      Redemptions of Units             (1,974,936) (1,873,171) (4,127,542)
                                       ----------  ----------  ----------
      Net cash used for financing
       activities                      (2,149,949) (1,805,955) (4,245,596)
                                       ----------  ----------  ----------
      Net increase (decrease) in cash     937,097     610,216  (5,356,054)
      Balance at beginning of period   15,739,498  15,129,282  20,485,336
                                       ----------  ----------  ----------
      Balance at end of period         16,676,595  15,739,498  15,129,282
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS                                       LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
-----------------------------                                       ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $17,485,829                                   $                 $                     $
Foreign currency:
  Other                                                                 (113,511)         (107,553)             (221,064)
  Euro/US dollar Mar. 03                                               1,176,398             --                1,176,398
                                                                       ---------         ---------             ---------
   Grand Total:                                                        1,062,887          (107,553)              955,334
                                                                       =========         =========
   Unrealized Currency Gain                                                                                       18,320
                                                                                                               ---------
   Total Net Unrealized Gain per Statement of Financial Condition                                                973,654
                                                                                                               =========

2001 PARTNERSHIP NET ASSETS: $16,759,096
Foreign currency:
  Japanese yen/US dollar Mar. 02                                           --            1,259,238             1,259,238
  Other                                                                  310,255           (11,861)              298,394
                                                                       ---------         ---------             ---------
   Total Net Unrealized Gain per Statement of Financial Condition        310,255         1,247,377             1,557,632
                                                                       =========         =========             =========

FUTURES AND FORWARD CONTRACTS                                       PERCENTAGE OF NET ASSETS VALUE NOTIONAL AMOUNTS
-----------------------------                                       ------------------------------ ----------------
2002 PARTNERSHIP NET ASSETS: $17,485,829                                          %
Foreign currency:
  Other                                                                         (1.27)              5,584,171,735
  Euro/US dollar Mar. 03                                                         6.73                  37,990,000
                                                                                -----
   Grand Total:                                                                  5.46
                                                                                =====
   Unrealized Currency Gain

   Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $16,759,096
Foreign currency:
  Japanese yen/US dollar Mar. 02                                                 7.51               3,412,742,600
  Other                                                                          1.78                 259,405,899
                                                                                -----
   Total Net Unrealized Gain per Statement of Financial Condition                9.29
                                                                                =====

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of commodity futures contracts, options on futures contracts, and forward contracts on foreign currencies (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  The trading advisors for the Partnership are John W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Millburn") (collectively, the "Trading Advisors").
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts", reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) the net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's month-end Net Assets.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur incentive fees.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REDEMPTIONS. Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month upon five business days advance notice by redemption form to Demeter.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays Morgan Stanley DW brokerage commissions as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Compensation to JWH and Millburn consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The Partnership pays a monthly management fee equal to 1/6 of 1% per month (a 2% annual rate) of the Partnership's adjusted Net Assets as of the end of each month. Prior to December 1, 2000,

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

the Partnership paid a monthly management fee equal to 1/4 of 1% per month (a 3% annual rate) of the Partnership's adjusted Net Assets as of the end of each month.

INCENTIVE FEE. The Partnership pays a quarterly incentive fee to each trading advisor equal to 20% of trading profits experienced with respect to the Net Assets allocated to such trading advisor as of the end of each calendar quarter. Prior to December 1, 2000, the Partnership paid a quarterly incentive fee to each trading advisor equal to 17.5% of trading profits experienced with respect to the Net Assets allocated to such trading advisor as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems Units, the incentive fee (earned through the redemption date) is paid to such advisor on those redeemed Units in the month of redemption.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

(1)One or more underlying notional amounts or payment provisions;

(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.
  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

        NET UNREALIZED GAINS ON
            OPEN CONTRACTS         LONGEST MATURITIES
     ----------------------------- -------------------
                 OFF-                          OFF-
     EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
---- --------- --------- --------- --------- ---------
         $         $         $
2002    --       973,654   973,654    --     Mar. 2003
2001    --     1,557,632 1,557,632    --     Mar. 2002

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2002:   $1,170.77
                                                     ---------
                 NET OPERATING RESULTS:
                   Realized Profit                      344.15
                   Unrealized Loss                      (43.30)
                   Interest Income                       15.29
                   Expenses                            (113.57)
                                                     ---------
                   Net Income                           202.57
                                                     ---------
                 NET ASSET VALUE, DECEMBER 31, 2002: $1,373.34
                                                     =========

                   Expense Ratio                          9.3%
                   Net Income Ratio                      16.3%
                 TOTAL RETURN                            17.3%

                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY 10022

[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper