Form 10-Q
period 2003-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2003-08-14
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................4

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2003 and 2002 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-30

Item 4.	Controls and Procedures................................31



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................32

Item 5.	Other Information......................................32

Item 6.	Exhibits and Reports on Form 8-K....................32-34


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                      June 30,	     December 31,
                         2003      	    2002
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                                                                                                        	17,693,975	16,676,595

	Net unrealized gain (loss) on open contracts (MS & Co.)	    (427,357)	     973,654

	     Total Trading Equity	17,266,618	17,650,249

	Due from Morgan Stanley DW	30,357	18,407
	Interest receivable (Morgan Stanley DW)	         10,821	       13,206

	     Total Assets	  17,307,796	17,681,862


LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	116,934	156,145
	Accrued incentive fees	89,747	           ?
	Accrued management fees	28,832	29,452
	Accrued administrative expenses	      11,052	      10,436

	     Total Liabilities	    246,565	    196,033

Partners? Capital

	Limited Partners (11,831.816 and
	     12,550.127 Units, respectively)	16,874,023	17,235,560
	General Partner (131.267 and
	     182.234 Units, respectively)	       187,208	    250,269

	     Total Partners? Capital	   17,061,231	17,485,829

	     Total Liabilities and Partners? Capital	 17,307,796	17,681,862


NET ASSET VALUE PER UNIT	      1,426.16	    1,373.34

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	For the Quarters Ended June 30,

	                                       2003                    2002
	                                   $                          $
REVENUES
	Trading profit:
	Realized	391,545	2,520,877
	Net change in unrealized	   716,026	    3,684,761

	Total Trading Results 	1,107,571	6,205,638

	Interest income (Morgan Stanley DW)	      36,693	        52,783

	Total	   1,144,264	   6,258,421


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	222,779	199,001
	Incentive fees	92,590	                427,708
	Management fees	88,598	    86,980
	Administrative expenses	       11,052	      10,000

	Total 	       415,019	    723,689


NET INCOME 	  729,245	  5,534,732


NET INCOME ALLOCATION

	Limited Partners	721,153	5,426,648
	General Partner	8,092	108,084


NET INCOME PER UNIT

	Limited Partners	59.15	403.00
	General Partner	59.15	403.00

	The accompanying notes are an integral part of these financial statements.


       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	For the Six Months Ended June 30,

	                                       2003                    2002
	                                   $                          $
REVENUES
	Trading profit (loss):
	Realized	2,831,299	3,157,983
	Net change in unrealized	   (1,401,011)	    1,260,476

	Total Trading Results 	1,430,288	4,418,459

	Interest income (Morgan Stanley DW)	        74,669	      105,757

	Total	   1,504,957	  4,524,216


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	425,959	339,826
	Incentive fees	211,497	                427,708
	Management fees	178,335	   166,131
	Administrative expenses	      22,327	      20,191

	Total 	     838,118	    953,856


NET INCOME 	   666,839	  3,570,360


NET INCOME ALLOCATION

	Limited Partners	659,900	3,505,678
	General Partner	6,939	64,682


NET INCOME PER UNIT

	Limited Partners	52.82	264.11
	General Partner	52.82	264.11



	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners? Capital,
	December 31, 2001	14,314.630	16,393,224	365,872	16,759,096

Net Income                                                             ? 	 	3,505,678	64,682	3,570,360

Redemptions	  (895.564	)	  (965,453)	  (109,260)	  (1,074,713)

Partners? Capital,
	June 30, 2002	13,419.066	18,933,449	 321,294	 19,254,743





Partners? Capital,
	December 31, 2002	12,732.361	17,235,560	250,269	17,485,829

Net Income                                                            ? 	 	659,900	6,939	666,839

Redemptions	     (769.278	)	  (1,021,437)	  (70,000)	  (1,091,437)

Partners? Capital,
	June 30, 2003	   11,963.083	 16,874,023	   187,208	 17,061,231











The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	666,839	3,570,360
Noncash item included in net income:
	Net change in unrealized	1,401,011	(1,260,476)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(11,950)	(16,955)
	Interest receivable (Morgan Stanley DW)	     2,385	(40)

Increase (decrease) in operating liabilities:
	Accrued incentive fees	89,747   	    237,400
	Accrued management fees	(620)	4,399
	Accrued administrative expenses	                      616	             (536)

Net cash provided by operating activities	   2,148,028 	      2,534,152


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(39,211)	(99,708)
Redemptions of Units	   (1,091,437)	    (1,074,713)

Net cash used for financing activities	   (1,130,648)	   (1,174,421)

Net increase in cash	1,017,380	1,359,731

Balance at beginning of period	   16,676,595	  15,739,498

Balance at end of period	   17,693,975	  17,099,229




	The accompanying notes are an integral part of these financial statements.

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership are John W. Henry & Company, Inc. and Millburn
Ridgefield Corporation (collectively, the ?Trading Advisors?).

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:




                  Net Unrealized Gains (Losses)
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange- Off-Exchange-
Date            Traded        Traded        Total	      Traded     Traded
                   $             $            $
Jun. 30, 2003	  -	        (427,357)	     (427,357)	      -      Sep. 2003
Dec. 31, 2002	  -	         973,654 	      973,654 	      -      Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the


       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate
       the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of the Trading Advisors? trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partner-ship are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.


For the Quarter and Six Months Ended June 30, 2003

For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $1,144,264 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.7% were recorded from long positions in the euro versus the U.S. dollar during May as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional gains of approximately 4.2% resulted from long positions in the Australian dollar versus the U.S. dollar during May as the Australian dollar?s value strengthened in response to a significant interest rate differential between the two countries. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 5.1% recorded from positions in the British pound versus the U.S. dollar as the pound?s value strengthened during April and May amid expectations that the Bank of England would likely leave interest rates unchanged, and then reversed lower during June following comments from the British Finance Minister concerning the U.K.?s prospects for entry into the European Monetary Union. Additional losses of approximately 3.3%
       and 1.2%, respectively, resulted from positions in the
Japanese yen and Korean won versus the U.S. dollar during May as the value of these currencies experienced significant short-term volatile movements. Total expenses for the three months ended June 30, 2003 were $415,019, resulting in net income of $729,245.
 The net asset value of a Unit increased from $1,367.01 at March 31, 2003 to $1,426.16 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $1,504,957 and posted an increase in net asset value per Unit. The most significant gains of approximately 16.9% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. During January and April, gains were also experienced from long positions in the euro versus the U.S. dollar as the U.S. dollar?s value weakened amid renewed fears of a military conflict with Iraq, increased tensions between the U.S. and North Korea, and weak U.S. economic data. Additional gains of approximately 5.3% resulted from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to a significant interest rate differential between Australia and the U.S., and rising gold prices early in the year. Smaller
       gains were provided from long positions in the New Zealand dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies also increased for the aforementioned reasons. A portion of the Partnership?s overall gains was offset by losses of approximately 9.8% from positions in the Japanese yen versus the U.S. dollar as the value of the yen strengthened and then reversed lower amid speculation that the Bank of Japan favored a weaker yen to spur economic activity. Additional losses were recorded from positions in the Singapore dollar and Korean won as the value of these currencies experienced short-term price volatility in sympathy with the yen. Losses of approximately 5.3% resulted during April and May from short positions in the British pound versus the U.S. dollar as the value of the pound strengthened early in the month amid expectations that the Bank of England would likely leave interest rates unchanged. During June, losses stemmed from short positions in the pound versus the U.S. dollar as the pound?s value increased early in the month amid expectations that the Bank of England would likely leave interest rates unchanged, and then the pound reversed lower, resulting in losses from long positions after the British Finance Minister released positive comments regarding the U.K.?s entry into the European Union. Total expenses for the six months ended June 30, 2003 were $838,118, resulting in net income of $666,839. The net asset value of a Unit increased from $1,373.34 at December 31, 2002 to $1,426.16 at June 30, 2003.
       For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $6,258,421 and posted an increase in net asset value per Unit. The most significant gains of approximately 22.2% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling U.S. equity prices, concerns regarding U.S. corporate accounting integrity, weak U.S. economic data and the ongoing threat of terrorism. Long positions in other currencies were also profitable, resulting in gains of approximately 3.7% in the Japanese yen, 3.5% in the Swiss franc and 2.2% in the Norwegian krone as the value of these currencies strengthened relative to the U.S. dollar for the aforementioned reasons. Additional gains of approximately 1.6% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from weakness in the U.S. dollar and rising gold prices. Total expenses for the three months ended June 30, 2002 were $723,689, resulting in net income of $5,534,732. The net asset value of a Unit increased from $1,031.88 at March 31, 2002 to $1,434.88 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,524,216 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.8% were recorded primarily
       during May and June from previously established long
positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 2.7% from previously established long positions in the Swiss franc and approximately 2.3% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 2.1% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the six months ended June 30, 2002 were $953,856, resulting in net income of $3,570,360.
The net asset value of a Unit increased from $1,170.77 at December 31, 2001 to $1,434.88 at June 30, 2002.
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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one
       day in 100.  VaR typically does not represent the worst case outcome.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange- and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At
June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $17 million and $19 million, respectively.

	Primary Market         June 30, 2003	    June 30, 2002
     Risk Category	  	   Value at Risk	    Value at Risk

     Currency                   (1.98)%              (4.74)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the
       Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.
Primary Market Risk Category        High        Low      Average
Currency  	(4.54)%	 (1.98)%     (3.18)%


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

The VaR tables above present the results of the Partnership?s VaR for its market risk exposure at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
       The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2003.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 103% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at June 30, 2003. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen, British pound and Norwegian krone
       currency crosses as well as outright U.S. dollar
positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

       Item 4. 	CONTROLS AND PROCEDURES

   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

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
10.02	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of June 1, 1995,
is incorporated by reference to Exhibit 10.03 of the Partnership?s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-23826) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-23826) filed with the Securities and Exchange Commission on November 13, 2001.
10.05	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.04 of the
Partnership?s Form 8-K (File No. 0-23826) filed with the Securities and Exchange Commission on November 13, 2001.
10.06	Securities Account Control Agreement among the
Partnership, MS & Co. and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-23826)
filed with the Securities and Exchange Commission on
November 13, 2001.
10.07	Amendment to Management Agreement among the Partnership,
Morgan Stanley DW and John W. Henry & Company, Inc.,
dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.1 of the Partnership?s Form 8-K
       filed with the Securities and Exchange Commission
on January 3, 2001.
10.08	Amendment to Management Agreement between the Partnership
and Millburn Ridgefield Corporation, dated as of November
30, 2000, is incorporated by reference to Exhibit 10.2 of
the Partnership?s Form 8-K filed with the Securities and
Exchange Commission on January 3, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

August 14, 2003        By: /s/ Jeffrey D. Hahn
                           Jeffrey D. Hahn
                           Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)