Form 10-Q
period 2003-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2003-11-14
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-32

Item 4.	Controls and Procedures................................32



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................33

Item 5.	Other Information......................................33

Item 6.	Exhibits and Reports on Form 8-K....................33-35


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                       September 30,	     December 31,
                      2003      	    2002
	                      $	   $
	                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                                                                                                        	15,315,721	16,676,595

	Net unrealized gain on open contracts (MS & Co.)	          992,824	     973,654

	     Total Trading Equity	16,308,545	17,650,249

	Due from Morgan Stanley DW	10,039	18,407
	Interest receivable (Morgan Stanley DW)	              9,714	       13,206

	     Total Assets	      16,328,298	17,681,862


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	149,764	156,145
	Accrued management fees	27,196	29,452
	Accrued administrative expenses	            10,827	      10,436

	     Total Liabilities	          187,787	    196,033

Partners' Capital

	Limited Partners (11,552.667 and
	     12,550.127 Units, respectively)	15,959,175	17,235,560
	General Partner (131.267 and
	     182.234 Units, respectively)	          181,336	    250,269

	     Total Partners' Capital	     16,140,511	17,485,829

	     Total Liabilities and Partners' Capital	      16,328,298	17,681,862


NET ASSET VALUE PER UNIT	          1,381.43	    1,373.34


	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	For the Quarters Ended September 30,

	                                       2003                    2002
	                                   $                          $
REVENUES
	Trading profit (loss):
	Realized	(1,679,692)	993,519
	Net change in unrealized	    1,420,181	  (3,175,424)

	Total Trading Results 	(259,511)	(2,181,905)

	Interest income (Morgan Stanley DW)	         30,660	       55,448

	Total	       (228,851)	 (2,126,457)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	218,596	175,421
	Management fees	81,237	    87,168
	Administrative expenses	         10,827	      10,508

	Total 	        310,660	    273,097


NET LOSS 	       (539,511)	 (2,399,554)


NET LOSS ALLOCATION

	Limited Partners	(533,639)	(2,361,787)
	General Partner	(5,872)	(37,767)


NET LOSS PER UNIT

	Limited Partners	(44.73)	(180.85)
	General Partner	(44.73)	(180.85)





	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	For the Nine Months Ended September 30,

	                                       2003                    2002
	                                   $                          $
REVENUES
	Trading profit (loss):
	Realized	1,151,607	4,151,502
	Net change in unrealized	        19,170	  (1,914,948)

	Total Trading Results 	1,170,777	2,236,554

	Interest income (Morgan Stanley DW)	      105,329	     161,205

	Total	   1,276,106	  2,397,759


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	644,555	515,247
	Management fees	259,572	 253,299
	Incentive fees	211,497	   427,708
	Administrative expenses	        33,154	      30,699

	Total 	    1,148,778	    1,226,953


NET INCOME 	        127,328	   1,170,806


NET INCOME ALLOCATION

	Limited Partners	126,261	1,143,891
	General Partner	1,067	26,915


NET INCOME PER UNIT

	Limited Partners	8.09	83.26
	General Partner	8.09	83.26




	The accompanying notes are an integral part
</table>	of these financial statements.
       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2001	14,314.630	16,393,224	365,872	16,759,096

Net Income                                                          -   	 	1,143,891	26,915	1,170,806

Redemptions	    (1,366.474)	  (1,528,289)	  (164,260)	  (1,692,549)

Partners' Capital,
	September 30, 2002	    12,948.156	16,008,826	   228,527	 16,237,353





Partners' Capital,
	December 31, 2002	12,732.361	17,235,560	250,269	17,485,829

Net Income                                                          -		126,261	1,067	127,328

Redemptions	    (1,048.427)	 (1,402,646)	  (70,000)	  (1,472,646)

Partners' Capital,
	September 30, 2003	    11,683.934	 15,959,175	   181,336	 16,140,511











The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	127,328	1,170,806
Noncash item included in net income:
	Net change in unrealized	(19,170)	1,914,948

Decrease in operating assets:
	Due from Morgan Stanley DW	8,368	-
	Interest receivable (Morgan Stanley DW)	3,492	439

Increase (decrease) in operating liabilities:
	Accrued management fees	(2,256)	(1,324)
	Accrued administrative expenses	391	3,224
	Accrued incentive fees	                -    	   (188,820)

Net cash provided by operating activities	         118,153	  2,899,273


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(6,381)	(81,958)
Redemptions of Units	     (1,472,646)	 (1,692,549)

Net cash used for financing activities	     (1,479,027)	 (1,774,507)

Net increase (decrease) in cash	(1,360,874)	1,124,766

Balance at beginning of period	    16,676,595	 15,739,498

Balance at end of period	    15,315,721	 16,864,264



	The accompanying notes are an integral part of these financial statements.





       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Dean Witter World Currency Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity broker is Morgan Stanley & Co. Incorporated ("MS & Co."). Demeter, Morgan Stanley DW and MS & Co. are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are John W. Henry & Company, Inc. and Millburn

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ridgefield Corporation (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors, which may significantly influence the market value of these contracts, including interest rate volatility.



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

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar character-istics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                       Net Unrealized Gains
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange- Off-Exchange-
Date            Traded        Traded        Total	      Traded     Traded
                   $             $            $
Sep. 30, 2003	  -	         992,824       992,824	       -      Dec. 2003
Dec. 31, 2002	  -	         973,654 	      973,654 	      -      Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.



       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. as clearing broker in separate futures, forwards and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partner-ship are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.


For the Quarter and Nine Months Ended September 30, 2003

For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $228,851 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.4% were incurred from long positions in the British pound and Australian dollar relative to the U.S. dollar during July, as the value of the U.S. dollar increased amid expectations for a U.S. economic recovery following an optimistic outlook unveiled by U.S. Federal Reserve Chairman Alan Greenspan, negative economic data out of Australia and the United Kingdom, and narrowing interest rate differentials between the U.S. and these countries. Additional losses of approximately 1.9% were recorded in September from short positions in the euro versus the U.S. dollar as the value of the euro moved higher on fears for an unsustainable U.S. economic recovery and concerns regarding the potential impact of a statement by the G-7 nations supporting "more flexible exchange rates." Smaller losses of approximately 1.1% were recorded from short positions in the Singapore dollar relative to the U.S. dollar during August as the value of the Singapore dollar reversed higher in tandem with the Japanese yen. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 3.0% recorded from long position in the
       Japanese yen versus the U.S. dollar during September as the yen's value was buoyed by Bank of Japan comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Gains of approximately 2.6% were recorded from long positions in the Korean won and Thai baht versus the U.S. dollar during September as the value of these currencies increased against the dollar in response to positive regional economic data and the rise in value of the Japanese yen. Additional gains of approximately 1.3% resulted from long positions in the South African rand versus the U.S. dollar during August and September as the value of the rand was lifted by strong South African export data, a relatively high South African interest rate environment and weaker U.S. equity prices. Total expenses for the three months ended September 30, 2003 were $310,660, resulting in a net loss of $539,511. The net asset value of a Unit decreased from $1,426.16 at June 30, 2003 to $1,381.43 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $1,276,106 and posted an increase in net asset value per Unit. The most significant gains of approximately 14.7% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against
       American interests, and investor preference for non-U.S.
dollar assets. During January and April, gains were also experienced from long positions in the euro versus the U.S. dollar as the dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 4.1% resulted from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these currencies strengthened during April, May and June in response to continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and higher gold prices earlier in the year. Gains of approximately 2.3% were provided by long positions in the South African rand versus the U.S. dollar during April as the rand's value strengthened in response to significant interest rate differentials between the two countries and strong commodity prices. Smaller profits of approximately 1.2% were experienced from long positions in the Thai baht versus the U.S. dollar, primarily during September, as the baht's value appreciated in tandem with the value of the Japanese yen. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 7.1% from positions in the Japanese yen versus the U.S. dollar primarily throughout the first half of the year as the value of the yen moved without consistent direction amid uncertainty regarding an intervention by the Bank of Japan. Positions in the Singapore dollar also resulted in losses as the
       value of the Asian currency experienced short-term
volatile price movements in sympathy with the Japanese yen. Additional losses of approximately 6.9% were incurred from short positions in the British pound versus the U.S. dollar as the value of the pound strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month amid expectations that the Bank of England would likely leave interest rates unchanged. The pound then reversed lower later in the month after the British Finance Minister released positive comments regarding the U.K.'s entry prospects into the European Union. Total expenses for the nine months ended September 30, 2003 were $1,148,778, resulting in net income of $127,328. The net asset value of a Unit increased from $1,373.34 at December 31, 2002 to $1,381.43 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $2,126,457 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 3.7% were recorded primarily during July and August from previously established long positions in the Japanese yen as its value weakened relative to
       the U.S. dollar amid increasing concerns regarding Japan's economic woes. Losses of approximately 2.9% in the euro and 1.3% in the British pound were recorded from long positions in these currencies as their values weakened versus the U.S. dollar. Additional losses of approximately 3.8% were recorded from long positions in several minor currencies, most notably the South African rand, Czech koruna, Singapore dollar, and Thai baht, as the value of these currencies weakened versus the U.S. dollar due to the emphasis on a "strong dollar" policy by the Bush Administration. Total expenses for the three months ended September 30, 2002 were $273,097, resulting in a net loss of $2,399,554. The net asset value of a Unit decreased from $1,434.88 at June 30, 2002 to $1,254.03 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,397,759 and posted an increase in net asset value per Unit. The most significant gains of approximately 14.3% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding cor-porate accounting integrity, and weak U.S. economic data. Gains of approximately 1.9% from previously established long positions in the Swiss franc and approximately 2.2% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to
       the U.S. dollar due to the aforementioned reasons.
Additional gains of approximately 2.1% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. A portion of the Partnership's overall gains was offset by losses of approximately 3.1% from previously established long positions in the British pound relative to the U.S. dollar as the value of the pound reversed lower versus the dollar due to the emphasis of a "strong dollar" policy by the Bush Administration. Additional losses of approximately 2.7% were recorded from long positions in the Japanese yen relative to the U.S. dollar as the value of the yen weakened against the dollar amid increasing concerns regarding Japan's economic woes. Total expenses for the nine months ended September 30, 2002 were $1,226,953, resulting in net income of $1,170,806. The net asset value of a Unit increased from $1,170.77 at December 31, 2001 to $1,254.03 at September 30, 2002.
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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange- and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At both September 30, 2003 and 2002, the Partnership's total capitalization was approximately $16 million.

Primary Market       September 30, 2003	  September 30, 2002
Risk Category	  	   Value at Risk	    Value at Risk

Currency                   (3.83)%              (4.17)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High        Low      Average
Currency  	(4.54)%	(1.98)%	(3.10)%


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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2003.

The Partnership also maintains a substantial portion (approximately 102% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the primary trading risk exposure of the Partnership at September 30, 2003. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The
       Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2003, the Partnership's major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar, Swiss franc and Norwegian krone currency crosses as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets
       among different Trading Advisors, each of whose strategies focus on different trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4. 	CONTROLS AND PROCEDURES

   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

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

(b)	Management Agreement among the Partnership, Demeter,
and Colorado Commodities Management Corporation, dated as
of April 2, 1993, is incorporated by reference to Exhibit 10.01(b) of the Partnership's Quarterly Report on From
10-Q for the quarter ended June 30, 2002.
(c)	Management Agreement among the Partnership, Demeter,
and Ezra Zask Associates Inc., dated as of April 2, 1993,
is incorporated by reference to Exhibit 10.01(c) of the Partnership's Quarterly Report on Form 10-Q for the
quarter ended June 30, 2002.
(d)	Management Agreement among the Partnership, Demeter,
and Millburn Ridgefield Corporation, dated as of April
2, 1993, is incorporated by reference to Exhibit
10.01(d) of the Partnership's Quarterly Report on From
10-Q for the quarter ended June 30, 2002.
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



                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

November 14, 2003      By:/s/Jeffrey D. Hahn
                             Jeffrey D. Hahn
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.