Form 10-K
period 2003-12-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2004-03-26
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2003 or

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes _____   No   __X___

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant's most recently completed second fiscal quarter:
$16,874,023 at June 30, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER WORLD CURRENCY FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2003
                             Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .  1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . .  2-5

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . .  5

	Item  3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . .  5

	Item  4.	Submission of Matters to a Vote of Security Holders . . .  5

Part II.

	Item  5.		Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . . .6

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . . .7

	Item  7.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . . 8-20

	Item 7A.		Quantitative and Qualitative Disclosures About
			Market Risk. . . . . . . . . . . . . . . . . . . . . . 21-30

	Item  8.	Financial Statements and Supplementary Data. . . . . . . .31

	Item  9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .31

	Item 9A.	Controls and Procedures . . .. . . . . . . . . . . . . . .32

Part III.

	Item 10.	Directors and Executive Officers of the Registrant . . 33-38

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . . .38

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . . .39
	Item 13. Certain Relationships and Related Transactions . . . . . .39
	Item 14. Principal Accounting Fees and Services . . . . . . . . 39-40
Part IV.

	Item 15.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K. . . . . . . . . . . . . . . . . . 41-42


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
  	June 2, 1993	       I

	Annual Report to Dean Witter
	World Currency Fund L.P.
	Limited Partners for the year
	ended December 31, 2003	  II, III and IV





      	PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter World Currency Fund L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies. The Partnership commenced operations on April 2, 1993.

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

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2003 was $1,462.58, representing an increase of 6.5 percent from the net asset value per Unit of $1,373.34 at December 31, 2002. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options, pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated June 2, 1993 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below.
	Facets of Business
	1.	Summary	1.	"Summary of the Prospectus"
(Pages 1-8 of the Prospec-
 tus).

	2.	Currency Markets	2.	"The Currency Markets"
		(Pages 80-88 of the Pros-
		 pectus).

	3.	Partnership's Trading	3.	"Trading Policies" (Page
		Arrangements and		 75 of the Prospectus).
		Policies		"The Trading Advisors"
				(Pages 34-74 of the
				 Prospectus).

	4.	Management of the Part-	4.	"The Management Agreements"
	       nership		(Pages 77-80 of the Pros-
				 pectus).  "The General
				 Partner" (pages 30-33) and
				"The Commodity Broker"
				(Pages 76-77 of the Pros-
				 pectus).  "The Limited
	 Partnership Agreement"
	(Pages 89-93 of the Pros-
	 pectus).

	5.	Taxation of the Partner-	5. 	"Federal Income Tax Aspects"
       	ship's Limited Partners		"State and Local Income Tax
				 Aspects" (Pages 97-104
				 of the Prospectus).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e)	Available Information. The Partnership files annual reports
on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C.
20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements
       and other information that issuers (including the
Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

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

(b) Holders. The number of holders of Units at December 31, 2003 was approximately 1,600.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on April 2, 1993. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.









       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)




	        		   For the Years Ended December 31,
		      2003        2002	      2001         2000         1999

Revenues
(including interest)    2,589,349		 4,233,165	3,030,877	2,069,804	    2,391,766


Net Income              1,066,304   		2,701,669	1,719,101	779,626	684,200


Net Income
Per Unit (Limited
& General Partners)          89.24		202.57	113.97	63.21	25.69


Total Assets           17,048,130		17,681,862	17,315,205	17,213,416	20,709,272


Total Limited
Partners' Capital      16,578,618    		17,235,560	16,393,224	16,582,911	19,950,579


Net Asset Value
Per Unit                 1,462.58  		    1,373.34	1,170.77	1,056.80	993.59





















       Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS


Liquidity.  The Partnership deposits its assets with Morgan
Stanley DW as non-clearing broker and MS & Co. as clearing broker in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. Illiquidity has not materially affected the Partnership's assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations are set forth in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       The Partnership recorded revenues including interest
totaling $2,589,349 and expenses totaling $1,523,045, resulting in net income of $1,066,304 for the year ended December 31, 2003.
The Partnership's net asset value per Unit increased from $1,373.34 at December 31, 2002 to $1,462.58 at December 31, 2003.
 Total redemptions for the year were $1,781,527 and the Partnership's ending capital was $16,770,606 at December 31, 2003, a decrease of $715,223 from ending capital at December 31, 2002 of $17,485,829.

The most significant trading gains of approximately 16.8% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. During January and April, gains were also recorded from long positions in the euro versus the U.S. dollar as the dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During December, significant gains were produced by long positions in a broad range of major and minor currencies, especially the euro, versus the U.S. dollar as a confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and fears of a potential terrorist attack forced the U.S. dollar to retreat.
       Additional gains of approximately 8.6% resulted from long positions in the Australian and New Zealand dollars versus the U.S. dollar as the value of these currencies strengthened during April, May and June in response to the continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and rising gold prices. Gains of approximately 3.7% were provided by long positions in the South African rand versus the U.S. dollar during April as the rand's value also strengthened in response to significant interest rate differentials between the two countries and strong commodity prices. Gains from long rand positions also resulted in profits during November from continued dollar weakness. A portion of the Partnership's gains for the year was offset by losses of approximately 6.1% incurred from positions in the British pound versus the U.S. dollar as the value of the pound strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and following the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month amid continued expectations that the Bank of England would likely leave interest rates unchanged. The pound then reversed lower later in the month after the British Finance Minister released positive comments regarding the U.K.'s entry prospects into the European Union. Additional losses of approximately 4.4% resulted from positions in the Japanese yen versus the U.S. dollar
       primarily throughout the first half of the year as the value of the yen experienced significant "whipsawing" amid uncertainty regarding an intervention by the Bank of Japan. Positions in the Singapore dollar also resulted in losses as the value of the Asian currency experienced short-term volatile price movement in sympathy with the yen. Long positions in the Korean won versus the U.S. dollar resulted in losses during October as the U.S. dollar strengthened late in the month following the release of strong U.S. economic data.

The Partnership recorded revenues including interest totaling $4,233,165 and expenses totaling $1,531,496, resulting in net income of $2,701,669 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $1,170.77 at December 31, 2001 to $1,373.34 at December 31, 2002. Total redemptions for the year were $1,974,936 and the Partnership's ending capital was $17,485,829 at December 31, 2002, an increase of $726,733 from ending capital at December 31, 2001 of $16,759,096.

The most significant trading gains of approximately 27.3% were recorded from long positions in the euro relative to the U.S. dollar as the dollar's value significantly weakened during April, May, and June amid investors' uncertainty regarding the U.S. economy. Additional gains were recorded from long positions in the Swiss franc and Norwegian krone as increased global tensions
       weakened the dollar. Long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar provided gains of approximately 4.8% as the value of both currencies strengthened during April, May, and throughout the fourth quarter amid higher gold prices. Further gains of approximately 4.2% stemmed from long positions in the South African rand versus the U.S. dollar as its value approached a sixteen-month high during the second and fourth quarters amid strong demand for South African exports and high relative interest rates. A portion of the Partnership's overall gains was offset by losses of approximately 7.8% recorded in the Japanese yen versus the U.S. dollar during March as the yen initially strengthened amid asset repatriation out of the U.S. into Japan, only to retreat by month-end on expectations that the repatriation flow would soon subside ahead of the Japanese fiscal year-end. Further losses in the Japanese yen were experienced in December from short positions versus the U.S. dollar as the value of the dollar weakened versus most major currencies. Additional losses of approximately 7.4% were recorded in the British pound from short positions versus the U.S. dollar during the summer months and into the fourth quarter as the value of the dollar weakened amid geopolitical and economic concerns.

The Partnership recorded revenues including interest totaling $3,030,877 and expenses totaling $1,311,776, resulting in net income of $1,719,101 for the year ended December 31, 2001. The Partnership's net asset value per Unit increased from $1,056.80 at
       December 31, 2000 to $1,170.77 at December 31, 2001.  Total
redemptions for the year were $1,873,171 and the Partnership's ending capital was $16,759,096 at December 31, 2001, a decrease of $154,070 from ending capital at December 31, 2000 of $16,913,166.

The most significant trading gains of approximately 13.0% were recorded primarily during the first quarter from short positions in the Japanese yen as the value of the yen continued to trend lower versus most major currencies amid growing concern regarding the troubled Japanese economy. Additional pressure weighed upon the yen as the market perceived a reluctance on the part of the Japanese government to intervene in support of the flagging currency. Gains of approximately 4.4% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar following the decline in the yen. Additional gains of approximately 11.7% were experienced during the fourth quarter from short positions in the South African rand as the value of the rand weakened to record lows versus the U.S. dollar amid uncertainty within the emerging market sector following the Argentinean debt crisis and political turmoil in neighboring Zimbabwe. Smaller gains of approximately 0.6% were recorded from short Thai baht positions as its value weakened versus the U.S. dollar due to poor market sentiment in the Asia-Pacific region. A portion of the Partnership's gains for the year was offset by losses of approximately 4.8% experienced throughout the third and fourth quarters from long positions in the euro as
       the value of the euro declined versus the U.S. dollar, the
British pound, and the Norwegian krone due to disappointment with the European Central Bank's decision to keep interest rates unchanged. Losses of approximately 3.3% were also recorded primarily during the fourth quarter from transactions involving the British pound as its value versus the U.S. dollar moved in a choppy and volatile fashion on conflicting economic reports. Smaller losses of approximately 1.2% were recorded throughout the year from transactions involving both the Canadian dollar and the Norwegian krone versus the U.S. dollar as continued uncertainty with regard to the global economic environment caused trendless pricing patterns among commodity-related currencies.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2003 trading results, refer to the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards, and options in
       a portfolio of foreign currencies.  In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Advisors' internal controls, the Trading Advisors must comply with the Partnership's trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisors and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisors to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership
       trades is the clearinghouse associated with such exchange.
In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis. The commodity broker informs the Partnership, as with all its customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor the Partnership's potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership's margin liability thereon.

       Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership's trading, usually over several different products and exchanges. Historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership's credit exposure climbs above an acceptable level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

       Inflation has not been a major factor in the Partnership's operation.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

       The Partnership's total market risk may increase or
decrease as it's influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions are directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The
       VaR is the appropriate percentile of this distribution.
For example, the 99% one-day VaR would represent the 10th worst-outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2003 and 2002. At both December 31, 2003 and 2002, the Partnership's total capital-ization was approximately $17 million.

Primary Market 	December 31, 2003	  December 31, 2002
Risk Category		  Value at Risk	     Value at Risk
Currency		  		(3.62)%			    (4.54)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2003 VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2003 through December 31, 2003.

Primary Market Risk Category     High        Low        Average
Currency					  (3.83)% 	(1.98)%	 (2.87)%




Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage
       causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables provided present the results of the Partnership's VaR for its market risk exposures at December 31, 2003 and 2002 and for the four quarter-end reporting periods during calendar year 2003. VaR is not necessarily representative of the historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at December 31, 2003.

The Partnership also maintains a substantial portion (approximately 93% as of December 31, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any
       associated potential losses, taking into account the
leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at December 31, 2003. It may be anticipated, however, that market exposure will vary materially over time.

Currency.	 The Partnership's currency exposure at December 31,
2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2003, the Partnership's major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar, Swiss franc, and Norwegian kroner currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.
       Qualitative Disclosures Regarding Non-Trading Risk Exposure
At December 31, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.





       Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.
Supplementary data specified by Item 302 of Regulation S-K:


Summary of Quarterly Results (Unaudited)


Quarter		   Revenues/	      Net	          Net Income/
Ended		      (Net Losses)    Income/(Loss)   (Loss) Per Unit

2003
March 31 		$   360,693	$     (62,406)		  $  (6.33)
June 30		  1,144,264	      729,245		     59.15
September 30	   (228,851)	     (539,511)		    (44.73)
December 31	  1,313,243	      938,976		     81.15

Total			$ 2,589,349	$   1,066,304		  $  89.24


2002
March 31 		$(1,734,205)	$  (1,964,372)		  $(138.89)
June 30		  6,258,421	    5,534,732		    403.00
September 30	 (2,126,457)	   (2,399,554)		   (180.85)
December 31	  1,835,406	    1,530,863		    119.31

Total			$ 4,233,165	$   2,701,669		  $ 202.57




Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Jeffrey A. Rothman, age 42, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for seventeen years. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 39 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Richard A. Beech, age 52, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is
       presently an Executive Director and head of Futures, Forex
& Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Raymond A. Harris, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994 he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.

Frank Zafran, age 48, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Douglas J. Ketterer, age 38, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 27, 2003. Mr. Ketterer is a Managing Director and head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley's Individual Investor Group (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic
       Planning & Administrative Group.  Mr. Ketterer received his
M.B.A. from New York University's Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany's School of Business.

Jeffrey S. Swartz, age 36, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 23, 2003. Mr. Swartz is a Managing Director and Director of the Mass Affluent Segment of Morgan Stanley's Individual Investor Group. Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest Region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of Investor Advisory Services ("IAS") Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS and has recently assumed the responsibility for managing the Mass Affluent Client Segment. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.


       Jeffrey D. Hahn, age 46, is the Chief Financial Officer of
Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also the Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.


The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. As such, the entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Jeffrey D. Hahn is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
The Partnership has no directors, executive officers or greater than 10 percent beneficial owners and none of the directors or executive officers of Demeter, the general partner of the Partnership, own Units of the Partnership. As such, no Forms 3,
4, or 5 have been filed.

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter, are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley's website at www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - At December
31, 2003, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management - At December 31, 2003,
Demeter owned 131.267 Units of general partnership interest, representing a 1.14 percent interest in the Partnership.

(c) Changes in Control - None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $853,615 for the year ended December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2003.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership's financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were approximately $20,600 and $20,544, respectively.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002 were approximately $29,914 and $29,066, respectively.

(4)  All Other Fees.  None.


As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter.

PART IV


Item 15. 	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        	FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to
Limited Partners for the year ended December 31, 2003, are
incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2003, 2002, and 2001.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2003 and 2002.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2003, 2002, and
2001.

-  Notes to Financial Statements.


With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2003 is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.


(b)	Reports on Form 8-K
       No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-3.




       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER WORLD CURRENCY FUND L.P.
						(Registrant)

					BY:	Demeter Management Corporation,
						General Partner

March 30, 2004			BY: /s/	Jeffrey A. Rothman
					 		Jeffrey A. Rothman,
							President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Jeffrey A. Rothman                   		March 30, 2004
	  	Jeffrey A. Rothman, President

    /s/ 	Douglas J. Ketterer                		March 30, 2004
	 	Douglas J. Ketterer, Director

    /s/	Jeffrey S. Swartz        	        		March 30, 2004
	  	Jeffrey S. Swartz, Director

    /s/    Richard A. Beech                     		March 30, 2004
           Richard A. Beech, Director

    /s/    Raymond A. Harris                    		March 30, 2004
           Raymond A. Harris, Director

    /s/  	Frank Zafran		               		March 30, 2004
	    	Frank Zafran, Director

    /s/  	Jeffery D. Hahn		               		March 30, 2004
	    	Jeffrey D. Hahn, Chief
		Financial Officer














       EXHIBIT INDEX
ITEM

3.01	Limited Partnership Agreement of the Partnership, dated as
of December 8, 1992, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1 (File No. 33-55806).

10.01	(a) Management Agreement among the Partnership, Demeter, and
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

13.01	December 31, 2003 Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Demeter Management
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

                               World
                               Currency
                               Fund

           December 31, 2003
           Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER WORLD CURRENCY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                  INCEPTION-  COMPOUND
                                                                                   TO-DATE   ANNUALIZED
                      1993    1994  1995 1996 1997 1998  1999 2000 2001 2002 2003   RETURN     RETURN
FUND                   %       %     %    %    %    %     %    %    %    %    %       %          %
-------------------------------------------------------------------------------------------------------
World Currency Fund  (17.4)  (25.1) 2.0  13.0 39.3 (2.6) 2.7  6.4  10.8 17.3 6.5     46.3       3.6
                    (9 mos.)
-------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER WORLD CURRENCY FUND L.P.
ANNUAL REPORT
2003

Dear Limited Partner:

  This marks the eleventh annual report for the Dean Witter World Currency Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $1,373.34 and increased by 6.5% to $1,462.58 on December 31, 2003. The Fund has increased by 46.3% since its inception of trading in April 1993 (a compound annualized return of 3.6%).

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

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman and President
Demeter Management Corporation
General Partner for
Dean Witter World Currency Fund L.P.

DEAN WITTER WORLD CURRENCY FUND L.P.

                     [CHART]

                                Year ended December 31, 2003
                                ----------------------------
Australian dollar                          6.18%
British pound                             -6.08%
Euro                                      16.83%
Japanese yen                              -4.43%
Swiss franc                               -1.70%
Minor Currencies                          -0.09%
Crossrates                                -0.95%


Note: Includes trading results and commissions but does not include other fees or interest income.
     Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New Zealand dollar and Norwegian krone.
     Cross-rate transactions involve positions between two currencies other than the U.S. dollar.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. During January and April, gains were also recorded from long positions in the euro versus the U.S. dollar as the dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During December, significant gains were produced by long positions in a broad range of major and minor currencies, especially the euro, versus the U.S. dollar as a confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and fears of a potential terrorist attack forced the U.S. dollar to retreat.

WORLD CURRENCY FUND L.P.
(continued)

..  Additional gains resulted from long positions in the Australian and New
   Zealand dollars versus the U.S. dollar as the value of these currencies strengthened during April, May and June in response to the continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and rising gold prices.
.. Further gains were provided by long positions in the South African rand versus the U.S. dollar during April as the rand's value also strengthened in response to significant interest rate differentials between the two countries and strong commodity prices. Gains from long rand positions also resulted in profits during November from continued dollar weakness.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Positions in the British pound versus the U.S. dollar incurred losses as the value of the pound strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and following the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month amid continued expectations that the Bank of England would likely leave interest rates unchanged. The pound then reversed lower later in the month after the British Finance Minister released positive comments regarding the U.K.'s entry prospects into the European Union.
.. Additional losses resulted from positions in the Japanese yen versus the U.S. dollar primarily throughout the first half of the year as the value of the yen experienced significant "whipsawing" amid uncertainty regarding an intervention by the Bank of Japan. Positions in the Singapore dollar also resulted in losses as the value of the Asian currency experienced short-term volatile price movement in sympathy with the yen. Long positions in the Korean won versus the U.S. dollar resulted in losses during October as the U.S. dollar strengthened late in the month following the release of strong U.S. economic data.

DEAN WITTER WORLD CURRENCY FUND L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter World Currency Fund L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 2, 2004

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     ---------------------
                                                        2003       2002
                                                     ---------- ----------
                                                         $          $
                                   ASSETS
      Equity in futures interests trading
       accounts:
        Cash                                         16,359,141 16,676,595
        Net unrealized gain on open contracts           651,468    973,654
                                                     ---------- ----------
          Total Trading Equity                       17,010,609 17,650,249
      Due from Morgan Stanley DW                         28,020     18,407
      Interest receivable (Morgan Stanley DW)             9,501     13,206
                                                     ---------- ----------
          Total Assets                               17,048,130 17,681,862
                                                     ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL

      LIABILITIES
      Redemptions payable                               165,803    156,145
      Accrued incentive fees                             72,698      --
      Accrued management fees                            28,396     29,452
      Accrued administrative expenses                    10,627     10,436
                                                     ---------- ----------
          Total Liabilities                             277,524    196,033
                                                     ---------- ----------

      PARTNERS' CAPITAL
      Limited Partners (11,335.204 and
       12,550.127 Units, respectively)               16,578,618 17,235,560
      General Partner ( 131.267 and 182.234
       Units, respectively)                             191,988    250,269
                                                     ---------- ----------
          Total Partners' Capital                    16,770,606 17,485,829
                                                     ---------- ----------
          Total Liabilities and Partners' Capital    17,048,130 17,681,862
                                                     ========== ==========

      NET ASSET VALUE PER UNIT                         1,462.58   1,373.34
                                                     ========== ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                             2003       2002       2001
                                          ---------  ---------  ---------
                                              $          $          $
      REVENUES
      Trading profit (loss):
        Realized                          2,777,764  4,610,969  3,046,911
        Net change in unrealized           (322,186)  (583,978)  (463,124)
                                          ---------  ---------  ---------
         Total Trading Results            2,455,578  4,026,991  2,583,787
      Interest income (Morgan Stanley DW)   133,771    206,174    447,090
                                          ---------  ---------  ---------
         Total                            2,589,349  4,233,165  3,030,877
                                          ---------  ---------  ---------
      EXPENSES
      Brokerage commissions
       (Morgan Stanley DW)                  853,615    726,787    645,740
      Management fees                       341,455    335,866    337,634
      Incentive fees                        284,194    427,708    284,579
      Administrative expenses                43,781     41,135     43,823
                                          ---------  ---------  ---------
         Total                            1,523,045  1,531,496  1,311,776
                                          ---------  ---------  ---------
      NET INCOME                          1,066,304  2,701,669  1,719,101
                                          =========  =========  =========
      NET INCOME ALLOCATION:
      Limited Partners                    1,054,585  2,653,012  1,683,484
      General Partner                        11,719     48,657     35,617

      NET INCOME PER UNIT:
      Limited Partners                        89.24     202.57     113.97
      General Partner                         89.24     202.57     113.97

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                            UNITS OF
                           PARTNERSHIP  LIMITED     GENERAL
                            INTEREST    PARTNERS    PARTNER     TOTAL
                           ----------- ----------  --------  ----------
                                           $           $          $
        Partners' Capital,
        December 31, 2000  16,004.200  16,582,911   330,255  16,913,166
        Net income             --       1,683,484    35,617   1,719,101
        Redemptions        (1,689.570) (1,873,171)    --     (1,873,171)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2001  14,314.630  16,393,224   365,872  16,759,096
        Net income             --       2,653,012    48,657   2,701,669
        Redemptions        (1,582.269) (1,810,676) (164,260) (1,974,936)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2002  12,732.361  17,235,560   250,269  17,485,829
        Net income             --       1,054,585    11,719   1,066,304
        Redemptions        (1,265.890) (1,711,527)  (70,000) (1,781,527)
                           ----------  ----------  --------  ----------
        Partners' Capital,
        December 31, 2003  11,466.471  16,578,618   191,988  16,770,606
                           ==========  ==========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------
                                          2003        2002        2001
                                       ----------  ----------  ----------
                                           $           $           $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income                        1,066,304   2,701,669   1,719,101
      Noncash item included in net
       income:
        Net change in unrealized          322,186     583,978     463,124
      (Increase) decrease in operating
       assets:
        Due from Morgan Stanley
         DW                                (9,613)    (18,407)      3,628
        Interest receivable
         (Morgan Stanley DW)                3,705       4,869      41,675
      Increase (decrease) in operating
       liabilities:
        Accrued incentive fees             72,698    (188,820)    188,820
        Accrued management fees            (1,056)        605         171
        Accrued administrative
         expenses                             191       3,152        (348)
                                       ----------  ----------  ----------
      Net cash provided by operating
       activities                       1,454,415   3,087,046   2,416,171
                                       ----------  ----------  ----------

      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Increase (decrease) in
       redemptions payable                  9,658    (175,013)     67,216
      Redemptions of Units             (1,781,527) (1,974,936) (1,873,171)
                                       ----------  ----------  ----------
      Net cash used for financing
       activities                      (1,771,869) (2,149,949) (1,805,955)
                                       ----------  ----------  ----------

      Net increase (decrease) in cash    (317,454)    937,097     610,216

      Balance at beginning of period   16,676,595  15,739,498  15,129,282
                                       ----------  ----------  ----------

      Balance at end of period         16,359,141  16,676,595  15,739,498
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS                               GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
-----------------------------                             --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $16,770,606                         $              %              $               %
Foreign currency                                               942,619         5.62*        (291,151)        (1.74)
                                                             =========        =====         ========         =====
   Unrealized Currency Gain (Loss)

   Total Net Unrealized Gain per Statement of Financial
    Condition


2002 PARTNERSHIP NET ASSETS: $17,485,829
Foreign currency:
  Other                                                       (113,511)       (0.65)        (107,553)        (0.62)
  Euro/US dollar Mar. 03                                     1,176,398         6.73            --              --
                                                             ---------        -----         --------         -----
   Grand Total:                                              1,062,887         6.08         (107,553)        (0.62)
                                                             =========        =====         ========         =====
   Unrealized Currency Gain

   Total Net Unrealized Gain per Statement of Financial
    Condition

                                                          NET UNREALIZED
FUTURES AND FORWARD CONTRACTS                              GAIN/(LOSS)   NOTIONAL AMOUNTS
-----------------------------                             -------------- ----------------
2003 PARTNERSHIP NET ASSETS: $16,770,606                        $
Foreign currency                                              651,468     8,441,370,665

   Unrealized Currency Gain (Loss)                              --
                                                            ---------
   Total Net Unrealized Gain per Statement of Financial
    Condition                                                 651,468
                                                            =========

2002 PARTNERSHIP NET ASSETS: $17,485,829
Foreign currency:
  Other                                                      (221,064)    5,584,171,735
  Euro/US dollar Mar. 03                                    1,176,398        37,990,000
                                                            ---------
   Grand Total:                                               955,334

   Unrealized Currency Gain                                    18,320
                                                            ---------
   Total Net Unrealized Gain per Statement of Financial
    Condition                                                 973,654
                                                            =========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity broker is Morgan Stanley & Co. Incorporated ("MS&Co."). Demeter, Morgan Stanley DW and MS&Co. are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  The trading advisors for the Partnership are John W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Millburn") (collectively, the "Trading Advisors").
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AICPA Executive Committee") issued Statement of Position 01-1 ("SOP 01-1") "Amendment to the Scope of Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships, to Include Commodity Pools". SOP 01-1 required commodity pools to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately, beginning in fiscal years ending after December 15, 2001.

In December 2003, the AICPA Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose on the Schedule of Investments the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for expenses and net income/(losses) based on average net assets to be disclosed in Financial Highlights. SOP 03-4 is effective for fiscal years ending after December 15, 2003.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts", reflected on the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW and MS&Co. to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) the net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. acting as its commodity broker. Pursuant to brokerage agreements with MS&Co., to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

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

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur incentive fees.

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

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays Morgan Stanley DW brokerage commissions as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW and MS&Co. in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

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

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


  Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.
  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                     NET UNREALIZED GAINS ON
                         OPEN CONTRACTS        LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2003    --      651,468  651,468    --     Mar. 2004
              2002    --      973,654  973,654    --     Mar. 2003

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.
  The Partnership also has credit risk because Morgan Stanley DW and MS&Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS&Co., each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS&Co. and Morgan Stanley DW will make

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)

daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2003:   $1,373.34
                                                     ---------
                 NET OPERATING RESULTS:
                   Realized Profit                      231.66
                   Unrealized Loss                      (26.81)
                   Interest Income                       11.13
                   Expenses                            (126.74)
                                                     ---------
                   Net Income                            89.24
                                                     ---------
                 NET ASSET VALUE, DECEMBER 31, 2003: $1,462.58
                                                     =========

                   Expense Ratio                          9.1%
                   Net Income Ratio                       6.3%

                 TOTAL RETURN 2003                        6.5%

                 INCEPTION-TO-DATE RETURN                46.3%

                 COMPOUND ANNUALIZED RETURN               3.6%

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