Form 10-Q
period 2004-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2004-05-17
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X


       <table> DEAN WITTER WORLD CURRENCY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2004
 		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended March 31, 2004 and 2003 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-27

Item 4.	Controls and Procedures.............................27-28



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................29

Item 6.	Exhibits and Reports on Form 8-K....................29-31


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                       March 31,	     December 31,
            2004      	    2003
	                      $	   $
	                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                                      	15,480,647	16,359,141

	Net unrealized gain (loss) on open contracts (MS & Co.)	    (922,205)	     651,468

	     Total Trading Equity	14,558,442	17,010,609

Due from Morgan Stanley DW	57,080	28,020
Interest receivable (Morgan Stanley DW)	         9,739	         9,501

	     Total Assets	 14,625,261	17,048,130


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	215,073	165,803
Accrued management fees	24,358	28,396
Accrued administrative expenses	10,170	10,627
Accrued incentive fees	          -     	      72,698

	     Total Liabilities	    249,601	    277,524

Partners' Capital

Limited Partners (10,955.282 and
     11,335.204 Units, respectively)	14,205,449	16,578,618
General Partner (131.267 Units)	      170,211	     191,988

	     Total Partners' Capital	  14,375,660	16,770,606

	     Total Liabilities and Partners' Capital	   14,625,261	17,048,130


NET ASSET VALUE PER UNIT	      1,296.68	    1,462.58

	The accompanying notes are an integral part of these financial statements.

	       <table> DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	For the Quarters Ended March 31,

	                                       2004                    2003
	                                   $                          $
REVENUES
	Trading profit (loss):
	Realized	(34,578)	2,439,754
	Net change in unrealized	   (1,573,673)	  (2,117,037)

	Total Trading Results 	(1,608,251)	322,717

	Interest income (Morgan Stanley DW)	        29,229	       37,976

	Total	   (1,579,022)	      360,693


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	202,806	203,180
	Management fees	79,330	89,737
	Administrative expenses	10,170	    11,275
	Incentive fees	              -     	     118,907

	Total 	         292,306	    423,099


NET LOSS 	   (1,871,328)	    (62,406)


NET LOSS ALLOCATION

	Limited Partners	(1,849,551)	(61,253)
	General Partner	(21,777)	(1,153)


NET LOSS PER UNIT

	Limited Partners	(165.90)	(6.33)
	General Partner	(165.90)	(6.33)




	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2002	12,732.361	17,235,560	250,269	17,485,829

Net Loss                                                              -   	 	(61,253)	(1,153)	(62,406)

Redemptions	    (486.929)	   (623,848)	   (60,000)	  (683,848)

Partners' Capital,
	March 31, 2003	    12,245.432	16,550,459	   189,116	 16,739,575





Partners' Capital,
	December 31, 2003	11,466.471	16,578,618	191,988	16,770,606

Net Loss                                                              -   	 	(1,849,551)	(21,777)	(1,871,328)

Redemptions	     (379.922)	    (523,618)	        -     	   (523,618)

Partners' Capital,
	March 31, 2004	    11,086.549	14,205,449	   170,211	 14,375,660












The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2004     	      2003
	     $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(1,871,328)	(62,406)
Noncash item included in net loss:
	Net change in unrealized	1,573,673	2,117,037

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(29,060)	(6,902)
	Interest receivable (Morgan Stanley DW)	(238)	386

Increase (decrease) in operating liabilities:
	Accrued management fees	(4,038)	(799)
	Accrued administrative expenses	(457)	839
	Accrued incentive fees	   (72,698)	   116,698

Net cash provided by (used for) operating activities	 (404,146)	  2,164,853


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	49,270	148,561
Redemptions of Units	    (523,618)	   (683,848)

Net cash used for financing activities	   (474,348)	    (535,287)

Net increase (decrease) in cash	(878,494)	1,629,566

Balance at beginning of period	 16,359,141	 16,676,595

Balance at end of period	  15,480,647	 18,306,161

	The accompanying notes are an integral part of these financial statements.</table>


       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains (Losses)
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange- Off-Exchange-
Date            Traded        Traded        Total	      Traded     Traded
                   $             $            $
Mar. 31, 2004       -	   (922,205)	 (922,205)       -	      Jun. 2004
Dec. 31, 2003	  -	        651,468	      651,468  	      -      Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required,
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED) pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.



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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has
       performed in the past. Past performance is not necessarily indicative of future results.

The Partnership's results of operations set forth in its financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.
Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.


For the Quarter Ended March 31, 2004

The Partnership recorded losses net of interest income totaling $1,579,022 and expenses totaling $292,306, resulting in a net loss of $1,871,328 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit decreased from $1,462.58 at December 31, 2003 to $1,296.68 at March 31, 2004.

The most significant trading losses of approximately 3.3% were incurred from positions in the euro versus the U.S. dollar, primarily during March. Long euro positions resulted in losses in early March as the U.S. dollar's value reversed higher. Later in the month, short euro positions incurred losses as the euro's value reversed higher amid demand sparked by speculation that the European Central Bank would leave interest rates unchanged. Additional losses of approximately 2.3% were recorded from positions in the Japanese yen versus the U.S. dollar. Long positions in the Japanese yen versus the U.S. dollar resulted in losses during January when the Bank of Japan intervened in the currency markets by buying dollars in an attempt to stem the yen's rise. The yen's value further declined under pressure from an elevation in Japan's security level. During February, further losses were experienced from short Japanese yen positions against the U.S. dollar as the yen reversed higher due to speculation
       that the Bank of Japan was relaxing its efforts to weaken the yen. Additional Partnership losses of approximately 1.2% were experienced from positions in the Singapore dollar as its value traded in tandem with the yen. Long positions in the South African rand versus the U.S. dollar were resulted in additional Partnership losses for the quarter of approximately 1.8%, primarily during January. Losses in the rand stemmed from expectations for a decline in gold prices early in the year due to an improvement in the global macro-economic environment. The Partnership also experienced smaller losses of approximately 1.2% from long positions in the Czech koruna versus the U.S. dollar throughout much of the first quarter. A portion of the Partnership's overall losses was offset by gains of approximately 1.1% from long positions in the British pound versus the U.S. dollar. The pound's value advanced amid an increase in U.K. interest rates and a decline in the value of the U.S. dollar.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $360,693 and expenses totaling $423,099, resulting in a net loss of $62,406 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit decreased from $1,373.34 at December 31, 2002 to $1,367.01 at March 31, 2003.

The most significant trading losses of approximately 6.6% were recorded from long positions in the Japanese yen versus the U.S.
       dollar as the value of the yen reversed lower in January amid the release of negative economic data.  Further losses in the Japanese yen were incurred in February and March as its value suffered continued short-term price volatility, resulting in losses from both long and short positions. Additional losses of approximately 2.4% were recorded from positions in the Singapore dollar and Korean won versus the U.S. dollar as the value of these currencies moved without consistent direction in sympathy with the lack of direction experienced by the yen. Smaller losses of approximately 0.6% were recorded primarily in mid-March from long positions in the Swiss franc versus the U.S. dollar as the value of the dollar increased amid reports of early Coalition victories against Iraq. Gains of approximately 6.6% recorded from long positions in the euro versus the U.S. dollar as the value of the dollar declined primarily during January and
February amid continued economic uncertainty and investors' fears concerning military action against Iraq. Additional gains of approximately 3.2% were recorded from long positions in the South African rand, Australian dollar, and New Zealand dollar versus the U.S. dollar as the value of these currencies strengthened on the heels of higher commodity prices.
       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.
       The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At
March 31, 2004 and 2003, the Partnership's total capitalization was approximately $14 million and $17 million, respectively.

Primary Market         March 31, 2004	   March 31, 2003
Risk Category	  	   Value at Risk	    Value at Risk

Currency                   (1.77)%              (2.04)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High        Low      Average
Currency  	  (3.83)%	(1.77)%	(2.80)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other
       investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables provided present the results of the Partnership's VaR for its market risk exposure at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of
       the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at March 31, 2004.

The Partnership also maintains a substantial portion
(approximately 109% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at March 31, 2004. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership's currency exposure at March 31, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro, Japanese yen, British pound, Australian dollar, Swiss franc and Norwegian krone currency crosses as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2004, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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


On April 14, 2004 the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, changes made to the Board of Directors of Demeter.

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



                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

May 17, 2004           By:/s/Jeffrey D. Hahn
                             Jeffrey D. Hahn
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.