Form 10-Q
period 2004-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2004-08-16
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2004



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
 		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited).........................3

		Statements of Operations for the Six Months
	  Ended June 30, 2004 and 2003 (Unaudited)...................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended June 30, 2004 and 2003 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................ 24-33

Item 4.	Controls and Procedures............................ 33-34



PART II. OTHER INFORMATION

Item 5.	Other Information.................................. 35-36

Item 6.	Exhibits and Reports on Form 8-K....................37-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                       June 30,	     December 31,
                      2004      	    2003
	                      $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                                      	12,361,398	16,359,141

	Net unrealized gain (loss) on open contracts (MS&Co.)	     (224,877)	     651,468

	     Total Trading Equity	12,136,521	17,010,609

Due from Morgan Stanley DW	29,963	28,020
Interest receivable (Morgan Stanley DW)	         10,458	         9,501

	     Total Assets	  12,176,942	17,048,130


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	62,250	165,803
Accrued management fees	20,275	28,396
Accrued administrative expenses	11,768	10,627
Accrued incentive fee	                 -    	     72,698

	     Total Liabilities	         94,293	    277,524

Partners' Capital

Limited Partners (10,783.391 and
     11,335.204 Units, respectively)	11,937,335	16,578,618
General Partner (131.267 Units)	        145,314	     191,988

	     Total Partners' Capital	   12,082,649	16,770,606

	     Total Liabilities and Partners' Capital	   12,176,942	17,048,130


NET ASSET VALUE PER UNIT	       1,107.01	    1,462.58


	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	For the Quarters Ended June 30,

	                                       2004                    2003
	                                   $                          $
REVENUES
	Trading profit (loss):
	Realized	(2,570,692)	391,545
	Net change in unrealized	      697,328	  716,026

	Total Trading Results 	(1,873,364)	1,107,571

	Interest income (Morgan Stanley DW)	         28,748	       36,693

	Total	    (1,844,616)	    1,144,264


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	176,212	222,779
	Management fees	63,857	88,598
	Administrative expenses	9,220	    11,052
	Incentive fee	                 -    	        92,590

	Total 	        249,289	      415,019


NET INCOME (LOSS)	     (2,093,905)	      729,245


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,069,008)	721,153
	General Partner	(24,897)	8,092


NET INCOME (LOSS) PER UNIT

	Limited Partners	(189.67)	59.15
	General Partner	(189.67)	59.15




	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	For the Six Months Ended June 30,

	                                       2004                    2003
	                                   $                          $
REVENUES
	Trading profit (loss):
	Realized	(2,605,270)	2,831,299
	Net change in unrealized	    (876,345)	   (1,401,011)

	Total Trading Results 	(3,481,615)	1,430,288

	Interest income (Morgan Stanley DW)	        57,977	         74,669

	Total	    (3,423,638)	    1,504,957


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	379,018	425,959
	Management fees	143,187	178,335
	Administrative expenses	19,390	    22,327
	Incentive fee	               -    	       211,497

	Total 	        541,595	      838,118


NET INCOME (LOSS)	    (3,965,233)	      666,839


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(3,918,559)	659,900
	General Partner	(46,674)	6,939

NET INCOME (LOSS) PER UNIT

	Limited Partners	(355.57)	52.82
	General Partner	(355.57)	52.82




	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2002	12,732.361	17,235,560	250,269	17,485,829

Net Income                                                             -   	 	659,900	6,939	666,839

Redemptions	    (769.278)	 (1,021,437)	   (70,000)	  (1,091,437)

Partners' Capital,
	June 30, 2003	   11,963.083	16,874,023	   187,208	 17,061,231





Partners' Capital,
	December 31, 2003	11,466.471	16,578,618	191,988	16,770,606

Net Loss                                                             -   	 	(3,918,559)	(46,674)	(3,965,233)

Redemptions	    (551.813)	   (722,724)	            -    	    (722,724)

Partners' Capital,
	June 30, 2004	   10,914.658	11,937,335	   145,314	 12,082,649












The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2004     	      2003
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(3,965,233)	666,839
Noncash item included in net income (loss):
	Net change in unrealized	876,345	1,401,011

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(1,943)	(11,950)
	Interest receivable (Morgan Stanley DW)	(957)	2,385

Increase (decrease) in operating liabilities:
	Accrued management fees	(8,121)	(620)
	Accrued administrative expenses	1,141	616
	Accrued incentive fees	       (72,698)	        89,747

Net cash provided by (used for) operating activities	   (3,171,466)	  2,148,028

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(103,553)	(39,211)
Redemptions of Units	      (722,724)	   (1,091,437)

Net cash used for financing activities	       (826,277)	    (1,130,648)

Net increase (decrease) in cash	(3,997,743)	1,017,380

Balance at beginning of period	   16,359,141	 16,676,595

Balance at end of period	   12,361,398	   17,693,975


The accompanying notes are an integral part of these financial statements. </table>


       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains (Losses)
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange-  Off-Exchange-
Date            Traded        Traded        Total	      Traded     Traded
                   $             $            $
Jun. 30, 2004 	  - 	(224,877)	(224,877)       -	      Sep. 2004
Dec. 31, 2003	  -	        651,468	      651,468        -      Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.



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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate
       the amount, and therefore the impact, of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of
       the Trading Advisors' trading activities on behalf of the
Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in its financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


For the Quarter and Six Months Ended June 30, 2004

The Partnership recorded losses net of interest income totaling $1,844,616 and expenses totaling $249,289, resulting in a net loss of $2,093,905 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $1,296.68 at March 31, 2004 to $1,107.01 at June 30, 2004.

The most significant trading losses of approximately 5.6%, 1.3%, and 1.2%, respectively, were recorded from positions in the Japanese yen, Singapore dollar, and Korean won, versus the U.S. dollar. Long Asian currency positions versus the U.S. dollar incurred losses during April as the U.S. dollar surged during the month following the release of stronger than expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. As a result, most other Asian currencies followed the yen lower. Short Asian currency positions versus the U.S. dollar experienced losses during May as the dollar's value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker than expected economic data during the latter half of May. During June, short
       positions resulted in further losses as better than
anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen and other regional Asian currencies higher.
 Additional losses of approximately 1.9% were experienced from long positions in the British pound versus the U.S. dollar, largely during April and June. During April, losses were incurred as the dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During June, losses were experienced as the dollar reversed higher during the first half of the month on early expectations that the U.S. Federal Reserve would be aggressive in raising U.S. interest rates. Weakness in the pound later in the month also contributed to losses for long positions in the British currency. Smaller Partnership losses of approximately 1.2% and 1.1%, respectively, were recorded primarily during May and June from positions in the Norwegian krone and euro, both versus the U.S. dollar. Short European currency positions caused losses as the U.S. dollar's value declined in response to the factors mentioned above. During June, long positions in European currencies sustained additional losses as the U.S. dollar reversed higher during the first half of the month amid early expectations that the U.S. Federal Reserve would aggressively move to raise U.S. interest rates. Additional Partnership losses of approximately 1.3%, incurred primarily during April, stemmed from long South African rand
       positions versus the U.S. dollar as the dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery.

The Partnership recorded losses net of interest income totaling $3,423,638 and expenses totaling $541,595, resulting in a net loss of $3,965,233 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $1,462.58 at December 31, 2003 to $1,107.01 at June 30, 2004.

The most significant losses of approximately 7.8% were recorded from positions in the Japanese yen versus the U.S. dollar. Long positions in the Japanese yen versus the U.S. dollar resulted in losses during February when the Bank of Japan intervened in the currency markets by buying dollars in an attempt to stem the yen's rise. The yen's value further declined under pressure from an elevation in Japan's security level. During March, losses were experienced from short Japanese yen positions against the U.S. dollar as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts to weaken the yen. During April, long yen positions incurred losses during April as the U.S. dollar surged versus most currencies during the month following the release of stronger than expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short yen positions versus the U.S. dollar
       experienced losses during May as the dollar's value
declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker than expected economic data during the latter half of May. During June, short yen positions resulted in further losses as better than anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen higher. Additional Partnership losses of approximately 2.5% and 1.2%, respectively, were experienced from positions in the Singapore dollar and Korean won as their values traded in tandem with the yen. Partnership losses of approximately 4.3% were incurred from positions in the euro versus the U.S. dollar, primarily during March, May, and June. Such losses were the result of erratic movements in the euro and the dollar during these months. The Partnership also experienced smaller losses of approximately 2.1%, 1.4%, and 0.9%, respectively, in the Norwegian krone, Czech koruna, and Swiss franc, versus the U.S. dollar, as their values also traded in a volatile manner in relation to the dollar. Further Partnership losses of approximately 3.0% were sustained from positions in the South African rand versus the U.S. dollar, primarily during January and April. During January, long rand positions experienced losses amid expectations for a decline in gold prices early in the year due to an improvement in the global macro economic environment. During April, long rand positions recorded losses as the dollar benefited from rising U.S. interest rates and the perception that
       the U.S. economy was experiencing a sustainable recovery.
Smaller Partnership losses of approximately 1.3% stemmed from positions in the Mexican peso versus the U.S. dollar throughout the majority of the first quarter.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $1,144,264 and expenses totaling $415,019, resulting in net income of $729,245 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $1,367.01 at March 31, 2003 to $1,426.16 at June 30, 2003.

The most significant trading gains of approximately 9.7% were recorded from long positions in the euro versus the U.S. dollar during May as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional gains of approximately 4.2% resulted from long positions in the Australian dollar versus the U.S. dollar during May as the Australian dollar's value strengthened in response to a significant interest rate differential between the two countries. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 5.1% recorded from positions in the British pound versus the U.S. dollar as the pound's value strengthened
       during April and May amid expectations that the Bank of
England would likely leave interest rates unchanged, and then reversed lower during June following comments from the British Finance Minister concerning the U.K.'s prospects for entry into the European Monetary Union. Additional losses of approximately 3.3% and 1.2%, respectively, resulted from positions in the Japanese yen and Korean won versus the U.S. dollar during May as the value of these currencies experienced significant short-term volatile movements.

The Partnership recorded revenues including interest income totaling $1,504,957 and expenses totaling $838,118, resulting in net income of $666,839 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $1,373.34 at December 31, 2002 to $1,426.16 at June 30, 2003.

The most significant trading gains of approximately 16.9% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. During January and April, gains were also experienced from long positions in the euro versus the U.S.
dollar as the U.S. dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions between the
       U.S. and North Korea, and weak U.S. economic data.
Additional gains of approximately 5.3% resulted from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to a significant interest rate differential between Australia and the U.S., and rising gold prices early in the year. Smaller gains were provided from long positions in the New Zealand dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies also increased for the aforementioned reasons. A portion of the Partnership's overall gains was offset by losses of approximately 9.8% from positions in the Japanese yen versus the U.S. dollar as the value of the yen strengthened and then reversed lower amid speculation that the Bank of Japan favored a weaker yen to spur economic activity. Additional losses were recorded from positions in the Singapore dollar and Korean won as the value of these currencies experienced short-term price volatility in sympathy with the yen. Losses of approximately 5.3% resulted during April and May from short positions in the British pound versus the U.S. dollar as the value of the pound strengthened early in the month amid expectations that the Bank of England would likely leave interest rates unchanged. During June, losses stemmed from short positions in the pound versus the U.S. dollar as the pound's value increased early in the month amid expectations that the Bank of England would likely leave interest rates unchanged, and then the pound reversed lower, resulting in losses from long positions after the British Finance
       Minister released positive comments regarding the U.K.'s entry into the European Union.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.


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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a
       probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At
       June 30, 2004 and 2003, the Partnership's total
capitalization was approximately $12 million and $17 million, respectively.
Primary Market         June 30, 2004	    June 30, 2003
Risk Category	  	   Value at Risk	    Value at Risk

Currency                  	(1.52)%                (1.98)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category        High        Low      Average
Currency  	(3.83)%	(1.52)%	(2.69)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage
       causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for its market risk exposure at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2004.

The Partnership also maintains a substantial portion
(approximately 114% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2004. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership's currency market exposure at June 30, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar, Swiss franc, and Norwegian krone currency crosses as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2004, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 4.  CONTROLS AND PROCEDURES

   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.
       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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
Morgan Stanley DW and John W. Henry & Company, Inc.,
dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.1 of the Partnership's Form 8-K
(File No. 0-23826) filed with the Securities and Exchange
Commission on January 3, 2001.
10.08	Amendment to Management Agreement between the Partnership
and Millburn Ridgefield Corporation, dated as of November
30, 2000, is incorporated by reference to Exhibit 10.2 of
the Partnership's Form 8-K (File No. 0-23826) filed with
the Securities and Exchange Commission on January 3,
2001.
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



                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

August 16, 2004        By:/s/Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.