Form 10-Q
period 2004-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2004-11-12
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________

Commission File Number 0-23826

	DEAN WITTER WORLD CURRENCY FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						      13-3700691
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)		     		 Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY							 	  10017
(Address of principal executive offices)	  	      (Zip Code)


Registrant's telephone number, including area code  (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022




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

September 30, 2004



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2004
 		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)..............3

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited)....................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................ 24-33

Item 4.	Controls and Procedures................................34



PART II. OTHER INFORMATION

Item 5.	Other Information......................................35

Item 6.	Exhibits and Reports on Form 8-K....................35-37



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                       September 30,	     December 31,
                      2004      	    2003
	                      $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                              	10,661,486	16,359,141

	Net unrealized gain on open contracts (MS&Co.)	       25,139	     651,468

	     Total Trading Equity	10,686,625	17,010,609

Due from Morgan Stanley DW	24,390	28,020
Interest receivable (Morgan Stanley DW)	        11,774	         9,501

	     Total Assets	  10,722,789	17,048,130


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	31,946	165,803
Accrued management fees	17,857	28,396
Accrued administrative expenses	8,472	10,627
Accrued incentive fee	       -       	     72,698

	     Total Liabilities	       58,275	    277,524

Partners' Capital

Limited Partners (10,527.318 and
     11,335.204 Units, respectively)	10,533,174	16,578,618
General Partner (131.267 Units)	      131,340	     191,988

	     Total Partners' Capital	   10,664,514	16,770,606

	     Total Liabilities and Partners' Capital	  10,722,789	17,048,130


NET ASSET VALUE PER UNIT	       1,000.56	    1,462.58

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

        For the Three Months                         	For the Nine Months
  	   Ended September 30,	                   Ended September 30,

                                  2004   	         2003    	    2004   	    2003
                                            $	               $		    $		 	 $
REVENUES
	Trading profit (loss):
		Realized	(1,209,348) 	(1,679,692)	(3,814,618)		1,151,607
		Net change in unrealized	     250,016	  1,420,181 	   (626,329)		            19,170

		   Total Trading Results 	(959,332) 		     (259,511)	(4,440,947)		1,170,777

	Interest income (Morgan Stanley DW)	       34,487	        30,660	      92,464		     105,329

		   Total  	    (924,845)	    (228,851)	 (4,348,483)		   1,276,106

EXPENSES
	Brokerage commissions
        (Morgan Stanley DW)	165,719	218,596	544,737		644,555
	Management fees	55,386 	81,237	198,573		259,572
	Administrative expenses	8,472	10,827	27,862		33,154
	Incentive fee	        -     	        -     	        -     		       211,497

		   Total 	      229,577	      310,660	     771,172		  1,148,778


NET INCOME (LOSS) 	  (1,154,422)	    (539,511)	 (5,119,655)		    127,328


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,140,448)		      (533,639)	(5,059,007)		126,261
	General Partner	(13,974)		          (5,872)	(60,648)		1,067


NET INCOME (LOSS) PER UNIT

	Limited Partners	(106.45)                      (44.73)	(462.02)	8.09
	General Partner	(106.45)                      (44.73)	(462.02)	8.09




	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2002	12,732.361	17,235,560	250,269	17,485,829

Net Income                                                          -   	 	126,261	1,067	127,328

Redemptions	    (1,048.427)	 (1,402,646)	   (70,000)	  (1,472,646)

Partners' Capital,
	September 30, 2003	     11,683.934	15,959,175	    181,336	 16,140,511





Partners' Capital,
	December 31, 2003	11,466.471	16,578,618	191,988	16,770,606

Net Loss                                                          -   	 	(5,059,007)	(60,648)	(5,119,655)

Redemptions	      (807.886)	    (986,437)	        -     	    (986,437)

Partners' Capital,
	September 30, 2004	  10,658.585	10,533,174	    131,340	 10,664,514











The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2004     	      2003
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(5,119,655)	127,328
Noncash item included in net income (loss):
	Net change in unrealized	626,329	(19,170)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	3,630	8,368
	Interest receivable (Morgan Stanley DW)	(2,273)	3,492

Increase (decrease) in operating liabilities:
	Accrued management fees	(10,539)	(2,256)
	Accrued administrative expenses	(2,155)	391
	Accrued incentive fee	      (72,698)	           -

Net cash provided by (used for) operating activities	  (4,577,361)	      118,153


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(133,857)	(6,381)
Redemptions of Units	   (986,437)	   (1,472,646)

Net cash used for financing activities	  (1,120,294)	    (1,479,027)

Net decrease in cash	  (5,697,655)	(1,360,874)

Balance at beginning of period	  16,359,141	 16,676,595

Balance at end of period	  10,661,486	   15,315,721




The accompanying notes are an integral part of these financial statements.


       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity broker is Morgan Stanley & Co. Incorporated ("MS & Co."). Demeter, Morgan Stanley DW, and MS & Co. are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are John W. Henry & Company, Inc. and Millburn

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Ridgefield Corporation (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the average daily Net Assets for the month at a rate equal to average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

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

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange-  Off-Exchange-
Date            Traded        Traded        Total	      Traded     Traded
                   $             $            $
Sep. 30, 2004  	  -	25,139	25,139        -	      Dec. 2004
Dec. 31, 2003	  -	        651,468	      651,468        -      Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This


       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program(s) to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
The Partnership's results of operations set forth in its financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.


For the Three and Nine Months Ended September 30, 2004

The Partnership recorded losses net of interest income totaling $924,845 and expenses totaling $229,577, resulting in a net loss of $1,154,422 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $1,107.01 at June 30, 2004 to $1,000.56 at September 30, 2004.

The most significant trading losses of approximately 3.2% were recorded primarily during August from both long and short euro positions relative to the U.S. dollar as the euro experienced short-term volatility in response to inconsistent energy prices and conflicting global economic data. During August and September, short positions in the Japanese yen versus the U.S. dollar incurred losses of approximately 2.6% as the U.S. dollar's value declined in response to concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Losses of approximately 1.4% stemmed from long Australian dollar positions versus the U.S. dollar as the U.S. dollar strengthened and reversed higher during July in response to upbeat market sentiment and a jump in July consumer confidence data. Long South African rand positions versus the U.S. dollar also generated losses of approximately 1.2% during July and during August due to a reduction in interest rates by the Reserve Bank
       of South Africa.  During August, long positions in the
Norwegian krone versus the U.S. dollar incurred losses of approximately 0.9% as the value of the dollar temporarily strengthened in response to a decline in U.S. unemployment claims. Losses of approximately 0.7% were incurred from long positions in the Swiss franc and British pound, respectively, as the U.S. dollar advanced during July in response to uplifting economic data. During September, short positions in those same currencies versus the dollar supplied losses as the dollar's value declined in response to rising oil prices that continued to fuel fears for potential sluggish U.S. economic growth.

The Partnership recorded losses net of interest income totaling $4,348,483 and expenses totaling $771,172, resulting in a net loss of $5,119,655 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $1,462.58 at December 31, 2003 to $1,000.56 at September 30,
2004.

The most significant trading losses of approximately 10.2% were recorded from positions in the Japanese yen versus the U.S. dollar. Long positions in the Japanese yen versus the U.S. dollar resulted in losses during February after the Bank of Japan intervened in the currency markets by buying dollars in an attempt to stem the yen's rise. The yen's value further declined under pressure from an elevation in Japan's security level.
       During March, losses were experienced from short yen
positions against the dollar as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts to weaken the yen. During April, long yen positions incurred losses as the dollar surged versus most currencies following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen through currency market interventions. Short yen positions versus the dollar experienced losses during May as the dollar's value declined amid fears of potential terrorist attacks, expanding energy prices and the release of weaker-than-expected U.S. economic data during the latter half of May.
During June, short Japanese yen positions resulted in further losses as better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen higher. During August and September, short positions in the Japanese yen versus the U.S. dollar incurred losses as the dollar's value declined in response to concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Additional losses of approximately 2.9% and 1.5%, respectively, were experienced from positions in the Singapore dollar and Korean won as their values traded in tandem with the yen. Losses of approximately 7.4% were incurred from positions in the euro versus the U.S. dollar, primarily during March, May, and June. Such losses were the result of erratic movements in the euro and the dollar during
       these months.  During August, long and short euro
positions relative to the U.S. dollar experienced losses due to continued short-term volatility caused by inconsistent energy prices and conflicting European and U.S. economic data. Smaller losses of approximately 2.9%, 1.8%, 1.6%, and 1.5%, respectively, were experienced in the Norwegian krone, Czech koruna, Swiss franc, and British pound versus the U.S. dollar, as their values traded in a volatile manner in relation to the dollar. Further Partnership losses of approximately 4.2% were sustained from positions in the South African rand versus the U.S. dollar, primarily during January and April. During January, long rand positions experienced losses amid expectations for a decline in gold prices caused by an improvement in the global macro-economic environment. During April, long rand positions recorded losses as the dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. Losses of approximately 2.2% stemmed from positions in the Australian dollar versus the U.S. dollar, incurred primarily during March and July. Long Australian dollar positions recorded losses during March as the Australian dollar's value fell amid the belief that the Australian Central Bank would not increase interest rates in the short term. During July, long Australian dollar positions experienced losses as the U.S. dollar strengthened and reversed higher in response to upbeat market sentiment and a jump in July consumer confidence data. Smaller losses of approximately 1.7% stemmed from Mexican peso positions
       versus the U.S. dollar throughout the majority of the first quarter.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $228,851 and expenses totaling $310,660, resulting in a net loss of $539,511 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $1,426.16 at June 30, 2003 to $1,381.43 at September 30, 2003.

The most significant trading losses of approximately 3.4% were incurred from long positions in the British pound and Australian dollar relative to the U.S. dollar during July, as the value of the U.S. dollar increased amid expectations for a U.S. economic recovery following an optimistic outlook unveiled by U.S. Federal Reserve Chairman Alan Greenspan, negative economic data out of Australia and the United Kingdom, and narrowing interest rate differentials between the U.S. and these countries. Additional losses of approximately 1.9% were recorded in September from short positions in the euro versus the U.S. dollar as the value of the euro moved higher on fears for an unsustainable U.S. economic recovery and concerns regarding the potential impact of a statement by the G-7 nations supporting "more flexible exchange rates." The G-7 nations consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Smaller losses of approximately 1.1% were recorded from short positions in the
       Singapore dollar relative to the U.S. dollar during August as the value of the Singapore dollar reversed higher in tandem with the Japanese yen. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 3.0% recorded from long position in the Japanese yen versus the U.S. dollar during September as the yen's value was buoyed by Bank of Japan comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Gains of approximately 2.6% were recorded from long positions in the Korean won and Thai baht versus the U.S. dollar during September as the value of these currencies increased against the dollar in response to positive regional economic data and the rise in value of the Japanese yen. Additional gains of approximately 1.3% resulted from long positions in the South African rand versus the U.S. dollar during August and September as the value of the rand was lifted by strong South African export data, a relatively high South African interest rate environment and weaker U.S. equity prices.

The Partnership recorded revenues including interest income totaling $1,276,106 and expenses totaling $1,148,778, resulting in net income of $127,328 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit increased from $1,373.34 at December 31, 2002 to $1,381.43 at September 30,
2003.

       The most significant trading gains of approximately 14.7%
were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. During January and April, gains were also experienced from long positions in the euro versus the U.S.
dollar as the dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 4.1% resulted from long positions in the Australian dollar and
New Zealand dollar versus the U.S. dollar as the value of these currencies strengthened during April, May, and June in response to continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and higher gold prices earlier in the year. Gains of approximately 2.3% were provided by long positions in the South African rand versus the U.S. dollar during April as the rand's value strengthened in response to significant interest rate differentials between the two countries and strong commodity prices. Smaller profits of approximately 1.2% were experienced from long positions in the Thai baht versus the U.S. dollar, primarily during September, as the baht's value appreciated in tandem with the value of the Japanese yen. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 7.1% from positions in the Japanese yen versus the U.S. dollar primarily throughout the first half of the year as the value of the yen moved without consistent direction amid uncertainty regarding an intervention by the Bank of Japan. Positions in the Singapore dollar also resulted in losses as the value of the Asian currency experienced short-term volatile price movements in sympathy with the Japanese yen. Additional losses of approximately 6.9% were incurred from short positions in the British pound versus the U.S. dollar as the value of the pound strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month amid expectations that the Bank of England would likely leave interest rates unchanged. The pound then reversed lower later in the month after the British Finance Minister released positive comments regarding the U.K.'s entry prospects into the European Union.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $11 million and $16 million, respectively.

Primary Market       September 30, 2004	   September 30, 2003
Risk Category	  	   Value at Risk	      Value at Risk

Currency                  	 (2.35)%                 (3.83)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or
       even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High        Low      Average
Currency  	(3.62)%	(1.52)%	(2.32)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for its market risk exposure at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2004.
The Partnership also maintains a substantial portion (approximately 107% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the
       strategies used and to be used by Demeter and the Trading
Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2004. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership's currency market exposure at September 30, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September
       30, 2004, the Partnership's major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar, Swiss franc, and Norwegian krone currency crosses as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2004, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

       Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

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




       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of December 8, 1992, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1 (File No. 33-55806).
10.01	(a)	Management Agreement among the Partnership, Demeter,
and CCA Capital Management Inc., dated as of April 2,
1993, is incorporated by reference to Exhibit 10.01(a) of
the Partnership's Quarterly Report on Form 10-Q for the
quarter ended June 30, 2002.
(b)	Management Agreement among the Partnership, Demeter,
and Colorado Commodities Management Corporation, dated as
of April 2, 1993, is incorporated by reference to Exhibit
10.01(b) of the Partnership's Quarterly Report on From
10-Q for the quarter ended June 30, 2002.
(c)	Management Agreement among the Partnership, Demeter,
and Ezra Zask Associates Inc., dated as of April 2, 1993,
is incorporated by reference to Exhibit 10.01(c) of the
       Partnership's Quarterly Report on Form 10-Q for
the quarter ended June 30, 2002.
(d)	Management Agreement among the Partnership, Demeter,
and Millburn Ridgefield Corporation, dated as of April 2,
1993, is incorporated by reference to Exhibit 10.01(d) of
the Partnership's Quarterly Report on From 10-Q for the
quarter ended June 30, 2002.
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
and Millburn Ridgefield Corporation, dated as of November
30, 2000, is incorporated by reference to Exhibit 10.2 of
       the Partnership's Form 8-K (File No. 0-23826)
filed with the Securities and Exchange Commission on
January 3, 2001.
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



                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

November 15, 2004      By:/s/Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.