Form 10-Q
period 2005-03-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2005-05-11
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)..................3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2005 and 2004(Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................ 20-30

Item 4.	Controls and Procedures................................30



PART II. OTHER INFORMATION

Item 5.	Other Information......................................31

Item 6.	Exhibits............................................31-33



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                       March 31,	     December 31,
                             2005      	    2004
	                      $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                              	11,633,997	12,945,037

	Net unrealized gain (loss) on open contracts (MS&Co.)	    (579,484)	     953,614

	     Total Trading Equity	11,054,513	13,898,651

Due from Morgan Stanley DW	39,003	19,982
Interest receivable (Morgan Stanley DW)	        21,755	        17,959

	     Total Assets	  11,115,271	  13,936,592


LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	112,457	101,380
Accrued management fees	18,511	23,214
Accrued administrative expenses	        7,994	         8,208

	     Total Liabilities	    138,962	    132,802

Partners? Capital

Limited Partners (9,971.137 and
   10,274.395 Units, respectively)	10,833,687	13,629,656
General Partner (131.267 Units)	      142,622	     174,134

	     Total Partners? Capital	 10,976,309	13,803,790

	     Total Liabilities and Partners? Capital                                                 11,115,271	13,936,592


NET ASSET VALUE PER UNIT	    1,086.50	    1,326.57


	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	       For the Quarters Ended March 31,


                                                                         		        2005    	      2004
                                                                               	                          $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   60,730			         29,229

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		163,950	202,806
	Management fees	      	58,984    	  79,330
	Administrative expenses		      7,544    	         10,170

	   Total Expenses		   230,478	      292,306

NET INVESTMENT LOSS	                                                          (169,748)	     (263,077)

TRADING RESULTS
Trading loss:
	Realized			 (777,243)	(34,578)
	Net change in unrealized		   (1,533,098)	    (1,573,673)

    	    Total Trading Results		   (2,310,341)	   (1,608,251)

NET LOSS	                                                                                (2,480,089)	      (1,871,328)


NET LOSS ALLOCATION

	Limited Partners                                                  		             (2,448,577)	  (1,849,551)
	General Partner                                                   		                  (31,512)	(21,777)

NET LOSS PER UNIT

	Limited Partners                                                  		                 (240.07)                           (165.90)
	General Partner                                                   		                 (240.07)                           (165.90)








	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners? Capital,
	December 31, 2003	11,466.471	16,578,618	191,988	16,770,606

Net Loss                                                               ?   	 	(1,849,551)	(21,777)	(1,871,328)

Redemptions	      (379.922)	    (523,618)	      ?     	    (523,618)

Partners? Capital,
	March 31, 2004	     11,086.549	14,205,449	170,211	14,375,660



Partners? Capital,
	December 31, 2004	10,405.662	13,629,656	174,134	13,803,790

Net Loss                                                               ?   	 	(2,448,577)	(31,512)	(2,480,089)

Redemptions	      (303.258)	    (347,392)	      ?     	    (347,392)

Partners? Capital,
	March 31, 2005	   10,102.404	10,833,687	142,622	10,976,309








The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2005     	      2004
	     $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(2,480,089)	         (1,871,328)
Noncash item included in net loss:
	Net change in unrealized	1,533,098	1,573,673

Increase in operating assets:
	Due from Morgan Stanley DW	(19,021)	(29,060)
	Interest receivable (Morgan Stanley DW)	(3,796)	(238)

Decrease in operating liabilities:
	Accrued management fees	(4,703)	(4,038)
	Accrued administrative expenses	(214)	(457)
	Accrued incentive fee	              ?     	       (72,698)

Net cash used for operating activities	    (974,725)	                 (404,146)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	     (336,315)	   (474,348)

Cash used for financing activities	     (336,315)	    (474,348)

Net decrease in cash	  (1,311,040)	(878,494)

Balance at beginning of period	  12,945,037	 16,359,141

Balance at end of period	  11,633,997	  15,480,647





The accompanying notes are an integral part of these financial statements.




       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter World Currency Fund L.P. is a Delaware limited partnership organized in 1992 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity broker is Morgan Stanley & Co. Incorporated (?MS & Co.?). Demeter, Morgan Stanley DW, and MS & Co. are wholly-owned
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiaries of Morgan Stanley. The trading advisors to the Partnership are John W. Henry & Company, Inc. and Millburn
Ridgefield Corporation (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the average daily Net Assets for the month at a rate equal to average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains/(Loss)
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange-  Off-Exchange-
Date            Traded        Traded        Total	      Traded     Traded
                   $             $            $
Mar. 31, 2005  	  -	(579,484)	     (579,484)       -    	Jun. 2005
Dec. 31, 2004	  -	        953,614	       953,614        -      Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets.
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The


       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.


For the Quarter Ended March 31, 2005

The Partnership recorded total trading results including interest income totaling $(2,249,611) and expenses totaling $230,478, resulting in a net loss of $2,480,089 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $1,326.57 at December 31, 2004 to $1,086.50 at March 31,
2005.

The most significant trading losses of approximately 6.7%, 1.2%, 1.1%, and 1.1%, respectively, were incurred from positions in the euro, Czech koruna, Norwegian krone, and Swiss franc versus the U.S. dollar, throughout the quarter. Long European currency positions versus the U.S. dollar resulted in losses during January after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation of higher U.S. interest rates. During February, newly established short European currency positions experienced losses as the value of the U.S. dollar weakened in response to comments from Federal Reserve Chairman Alan Greenspan regarding the considerable U.S. Current-Account deficit and U.S. dependence on foreign investment. Short European currency positions continued to experience negative performance during March after the value of most European
       currencies moved higher early in the month amid a sharp rise in German industrial production. Later during March, newly established long European currency positions recorded losses as the value of the U.S. dollar reversed sharply higher, leading up to and after the U.S. Federal Reserve?s announcement of a quarter-point increase in the federal funds rate. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. Additional losses of approximately 3.9%, 0.5%, and 0.2%, respectively, were recorded from positions in the South African rand, New Zealand dollar, and Australian dollar (the ?Commodity Currencies?). During January, long positions versus the U.S. dollar incurred losses due to the advance in the value of the U.S. dollar sparked by forecasts for higher U.S. interest rates. Newly established short rand positions against the U.S. dollar recorded further losses in February after the U.S. dollar weakened due to concerns for the considerable U.S. Current-Account deficit expressed by Federal Reserve Chairman Alan Greenspan. Long positions in the Commodity Currencies returned losses during March after the U.S. dollar strengthened in response to an increase in U.S. interest rates and concerns for inflation. Partnership losses of approximately 2.2% and 1.2%, respectively, resulted from long positions in the Singapore dollar and Japanese yen versus the U.S. dollar throughout the quarter as the U.S. dollar?s value increased for the aforementioned reasons above. A portion of the Partnership?s
       overall losses was offset by gains of approximately 0.1%
were recorded from long positions in the British pound versus the U.S. dollar, primarily during February, as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed reductions in foreign central bank U.S. dollar currency reserves.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $(1,579,022) and expenses totaling $292,306, resulting in a net loss of $1,871,328 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit decreased from $1,462.58 at December 31, 2003 to $1,296.68 at March 31,
2004.

The most significant trading losses of approximately 3.3% were incurred from positions in the euro versus the U.S. dollar, primarily during March. Long euro positions resulted in losses in early March as the U.S. dollar?s value reversed higher. Later in the month, short euro positions incurred losses as the euro?s value reversed higher amid demand sparked by speculation that the European Central Bank would leave interest rates unchanged. Additional losses of approximately 2.3% were recorded from positions in the Japanese yen versus the U.S. dollar. Long positions in the Japanese yen versus the U.S. dollar resulted in losses during January when the Bank of Japan intervened in the
       currency markets by buying dollars in an attempt to stem the yen?s rise. The yen?s value further declined under pressure from an elevation in Japan?s security level. During February, further losses were experienced from short Japanese yen positions against the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Additional Partnership losses of approximately 1.2% were experienced from positions in the Singapore dollar as its value traded in tandem with the yen. Long positions in the South African rand versus the U.S. dollar were resulted in additional Partnership losses for the quarter of approximately 1.8%, primarily during January. Losses in the rand stemmed from expectations for a decline in gold prices early in the year due to an improvement in the global macro-economic environment. The Partnership also experienced smaller losses of approximately 1.2% from long positions in the Czech koruna versus the U.S. dollar throughout much of the first quarter. A portion of the Partnership?s overall losses was offset by gains of approximately 1.1% from long positions in the British pound versus the U.S. dollar. The pound?s value advanced amid an increase in U.K. interest rates and a decline in the value of the U.S. dollar.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $11 million and $14 million, respectively.

Primary Market         March 31, 2005	     March 31, 2004
Risk Category	  	   Value at Risk	      Value at Risk

Currency                  	 (3.01)%                 (1.77)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High        Low      Average
Currency  	(4.11)%	(1.52)%	(2.75)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.
The Partnership also maintains a substantial portion (approximately 111% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the
       strategies used and to be used by Demeter and the Trading
Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at March 31, 2005. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at March 31, 2005 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31,
       2005, the Partnership?s major exposures were to the Swiss franc, euro, British pound, Japanese yen, Australian dollar, Canadian dollar, Polish zloty, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in Polish zlotys, Japanese yen, euros, Swedish kronor, Norwegian kroner, and British pounds. The Partnership controls non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts
       to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could
       significantly affect these controls subsequent to
the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.


Item 6.  EXHIBITS

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
10.02	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of June 1, 1995,
is incorporated by reference to Exhibit 10.03 of the Partnership?s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-23826) filed with
the Securities and Exchange Commission on November 13,
2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-23826) filed with the Securities and Exchange Commission on November 13, 2001.
10.05	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.04 of the
Partnership?s Form 8-K (File No. 0-23826) filed with the Securities and Exchange Commission on November 13, 2001.
10.06	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-23826) filed with the Securities and Exchange Commission on November 13, 2001.

10.07	Amendment to Management Agreement among the Partnership,
Morgan Stanley DW, and John W. Henry & Company, Inc.,
dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.1 of the Partnership?s Form 8-K
(File No. 0-23826) filed with the Securities and Exchange Commission on January 3, 2001.
10.08	Amendment to Management Agreement between the Partnership
and Millburn Ridgefield Corporation, dated as of November
30, 2000, is incorporated by reference to Exhibit 10.2 of
the Partnership?s Form 8-K (File No. 0-23826) filed with
the Securities and Exchange Commission on January 3,
2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

May 16, 2005           By:/s/Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.