Form 10-Q
period 2005-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2005-08-11
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2005 and 2004
		(Unaudited) ...............................................4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................ 24-33

Item 4.	Controls and Procedures................................34



PART II. OTHER INFORMATION

Item 5.	Other Information......................................35

Item 6.	Exhibits............................................35-36



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                       June 30,	     December 31,
                                    2005      	    2004
	                      $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                              	10,814,360	12,945,037

	Net unrealized gain on open contracts (MS&Co.)	     799,878	     953,614

	     Total Trading Equity	11,614,238	13,898,651

Due from Morgan Stanley DW	39,456	19,982
Interest receivable (Morgan Stanley DW)	        21,654	        17,959

	     Total Assets	  11,675,348	  13,936,592


LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	161,377	101,380
Accrued management fees	19,446	23,214
Accrued administrative expenses	         7,147	         8,208

	     Total Liabilities	     187,970	    132,802

Partners? Capital

Limited Partners (9,592.368 and
   10,274.395 Units, respectively)	11,332,300	13,629,656
General Partner (131.267 Units)	      155,078	     174,134

	     Total Partners? Capital	   11,487,378	13,803,790

	     Total Liabilities and Partners? Capital                                              	   11,675,348	13,936,592


NET ASSET VALUE PER UNIT	      1,181.39	    1,326.57


	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                              For the Three Months	                          For the Six Months
  	                 Ended June 30,     	                           Ended June 30,



                            2005   	        2004    	       2005   	     2004
                                                                                           $	               $		          $	 	  $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	     62,816		     28,748 		  123,546		            57,977

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	151,874	176,212	315,824		379,018
	Management fees	  55,616      	    63,857	114,600 		   143,187
	Administrative expenses	        7,147	          9,220	      14,691		        19,390

		   Total Expenses 	    214,637	       249,289	    445,115		       541,595

NET INVESTMENT LOSS 	   (151,821)	      (220,541)	   (321,569)		     (483,618)

TRADING RESULTS
Trading profit (loss):
	Realized	(296,528) 	(2,570,692)	(1,073,771)		(2,605,270)
	Net change in unrealized	   1,379,362	       697,328 	    (153,736)		         (876,345)

		   Total Trading Results	   1,082,834	   (1,873,364)	   (1,227,507)		   (3,481,615)

NET INCOME (LOSS)	      931,013	  (2,093,905)	 (1,549,076)		  (3,965,233)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	918,557	  (2,069,008)	(1,530,020)		(3,918,559)
	General Partner 	12,456	(24,897)                 	(19,056)	(46,674)


NET INCOME (LOSS) PER UNIT

	Limited Partners                  	   94.89               (189.67)                (145.18)	(355.57)
	General Partner                            	    94.89              (189.67)                (145.18)	(355.57)






	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2003	11,466.471	16,578,618	191,988	16,770,606

Net Loss                                                             ?   	 	(3,918,559)	(46,674)
	(3,965,233)

Redemptions	    (551.813)	     (722,724)	            ?    	     (722,724)

Partners? Capital,
	June 30, 2004	   10,914.658	 11,937,335	   145,314	 12,082,649



Partners? Capital,
	December 31, 2004	10,405.662	13,629,656	174,134	13,803,790

Net Loss                                                             ?   	 	(1,530,020)	(19,056)
	(1,549,076)

Redemptions	    (682.027)	    (767,336)	            ?    	     (767,336)

Partners? Capital,
	June 30, 2005	   9,723.635	 11,332,300	   155,078	  11,487,378













The accompanying notes are an integral part of these financial statements.


       <table>	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	    2005     	    2004
	    $	 $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,549,076)	(3,965,233)
Noncash item included in net loss:
	Net change in unrealized	153,736	876,345

Increase in operating assets:
	Due from Morgan Stanley DW	(19,474)	(1,943)
	Interest receivable (Morgan Stanley DW)	(3,695)	(957)

Increase (decrease) in operating liabilities:
	Accrued management fees	(3,768)	(8,121)
	Accrued administrative expenses	(1,061)	1,141
	Accrued incentive fee	                ?    	       (72,698)

Net cash used for operating activities	   (1,423,338)	   (3,171,466)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	     (707,339)	      (826,277)

Cash used for financing activities	     (707,339)	      (826,277)

Net decrease in cash	(2,130,677)	(3,997,743)

Balance at beginning of period	  12,945,037	   16,359,141

Balance at end of period	  10,814,360	   12,361,398





The accompanying notes are an integral part of these financial statements.


       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange-  Off-Exchange-
Date            Traded        Traded        Total	      Traded     Traded
                   $             $            $
Jun. 30, 2005 	  -	799,878	799,878        - 	Sep. 2005
Dec. 31, 2004	  -	        953,614	       953,614        -	      Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This



       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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




For the Three and Six Months Ended June 30, 2005

The Partnership recorded total trading results including interest income totaling $1,145,650 and expenses totaling $214,637, resulting in net income of $931,013 for the three months ended
June 30, 2005. The Partnership?s net asset value per Unit increased from $1,086.50 at March 31, 2005 to $1,181.39 at June
30, 2005.

The most significant trading gains of approximately 6.2% and 0.9%, respectively, resulted during May and June from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data and the rejection of a proposed European Union constitution by French voters. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets, which also benefited the U.S. dollar. The U.S. dollar also increased following the ninth consecutive quarter-point increase in U.S.
       interest rates. Additional Partnership gains of
approximately 1.9% and 1.5%, respectively, were recorded primarily during May and June from long positions in the Brazilian real and Mexican peso versus the U.S. dollar as the value of these currencies moved higher after Brazil?s Minister of Finance reported increased foreign investment in Brazil and Mexico?s Central Bank representatives elected not to change Mexico?s monetary policy. During June, the peso?s value moved higher amid comments from Mexico?s Finance Minister, Francisco Gil Diaz, that the Mexican economy was on track to meet the government's growth estimates for the year. Further Partnership gains of approximately 2.0% were experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data. A portion of Partnership?s overall gains was offset by losses of approximately 2.5% recorded from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately 0.9% stemmed from long positions in the Australian dollar versus the U.S. dollar as the Australian dollar declined amid falling gold prices, primarily during May.

       The Partnership recorded total trading results including interest income totaling $(1,103,961) and expenses totaling $445,115, resulting in a net loss of $1,549,076 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $1,326.57 at December 31, 2004 to $1,181.39 at June 30, 2005.


The most significant trading losses of approximately 4.7%, 1.1%, and 1.1%, respectively, resulted from positions in the South African rand, Australian dollar, and New Zealand dollar (collectively the ?Commodity Currencies?), versus the U.S. dollar. During the first quarter, losses resulted as the Commodity Currency values traded counter to the U.S. dollar due to a variety of macro-economic stimuli that caused the U.S. dollar?s value to advance. During the second quarter, the Commodity Currencies were impacted by speculation for higher interest rates and falling gold prices. Additional Partnership losses of approximately 2.4% were incurred from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately .09% and .02%, respectively, were experienced from positions in the euro and Swiss franc versus the U.S. dollar primarily during the first
       quarter after the U.S. dollar?s value moved higher during
January amid improvements in the U.S. Current-Account, speculation for higher U.S. interest rates, and news that the Chinese government postponed its revaluation of the Chinese yuan.
 During February, losses were incurred from short European currency positions as the U.S. dollar?s value weakened against these currencies due to concerns for the U.S. Current-Account deficit as expressed by Federal Reserve Chairman Alan Greenspan.
 During early March, short positions continued to experience losses as their values rose amid a sharp rise in German industrial production data. A portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 0.8% experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data.


For the Three and Six Months Ended June 30, 2004

The Partnership recorded total trading results including interest income totaling $(1,844,616) and expenses totaling $249,289, resulting in a net loss of $2,093,905 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $1,296.68 at March 31, 2004 to $1,107.01 at June 30, 2004.

       The most significant trading losses of approximately 5.6%,
1.3%, and 1.2%, respectively, were recorded from positions in the Japanese yen, Singapore dollar, and Korean won, versus the U.S. dollar. Long Asian currency positions versus the U.S. dollar incurred losses during April as the U.S. dollar surged during the month following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. As a result, most other Asian currencies followed the yen lower. Short Asian currency positions versus the U.S. dollar experienced losses during May as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data during the latter half of May. During June, short positions resulted in further losses as better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen and other regional Asian currencies higher. Additional losses of approximately 1.9% were experienced from long positions in the British pound versus the U.S. dollar, largely during April and June. During April, losses were incurred as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During June, losses were experienced as the U.S. dollar reversed higher during the first half of the month on early expectations that the U.S. Federal Reserve would
       be aggressive in raising U.S. interest rates.  Weakness in the pound later in the month also contributed to losses for long positions in the British currency. Smaller Partnership losses of approximately 1.2% and 1.1%, respectively, were recorded primarily during May and June from positions in the Norwegian krone and euro, both versus the U.S. dollar. Short European currency positions caused losses as the U.S. dollar?s value declined in response to the factors mentioned above. During June, long positions in European currencies sustained additional losses as the U.S. dollar reversed higher during the first half of the month amid early expectations that the U.S. Federal Reserve would aggressively move to raise U.S. interest rates. Additional Partnership losses of approximately 1.3%, incurred primarily during April, stemmed from long South African rand positions versus the U.S. dollar as the dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery.

The Partnership recorded total trading results including interest income totaling $(3,423,638) and expenses totaling $541,595, resulting in a net loss of $3,965,233 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $1,462.58 at December 31, 2003 to $1,107.01 at June 30, 2004.

       The most significant trading losses of approximately 7.8%
were recorded from positions in the Japanese yen versus the U.S. dollar. Long positions in the Japanese yen versus the U.S.
dollar resulted in losses during February when the Bank of Japan intervened in the currency markets by buying U.S. dollars in an attempt to stem the yen?s rise. The yen?s value further declined under pressure from an elevation in Japan?s security level.
During March, losses were experienced from short Japanese yen positions against the U.S. dollar as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts to weaken the yen. During April, long yen positions incurred losses during April as the U.S. dollar surged versus most currencies during the month following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by
intervening in the currency markets. Short yen positions versus the U.S. dollar experienced losses during May as the dollar?s value declined amid fears of potential terrorist attacks,
expanding energy prices, and the release of weaker-than-expected economic data during the latter half of May. During June, short yen positions resulted in further losses as better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen higher. Additional Partnership losses of approximately 2.5% and 1.2%, respectively, were experienced from positions in the Singapore dollar and Korean won as their values
       traded in tandem with the yen.  Partnership losses of approximately 4.3% were incurred from positions in the euro
versus the U.S. dollar, primarily during March, May, and June.
Such losses were the result of erratic movements in the euro and the U.S. dollar during these months. The Partnership also experienced smaller losses of approximately 2.1%, 1.4%, and 0.9%, respectively, in the Norwegian krone, Czech koruna, and Swiss franc, versus the U.S. dollar, as their values also traded in a volatile manner in relation to the U.S. dollar. Further
Partnership losses of approximately 3.0% were sustained from positions in the South African rand versus the U.S. dollar, primarily during January and April. During January, long rand positions experienced losses amid expectations for a decline in gold prices early in the year due to an improvement in the global macro-economic environment. During April, long rand positions recorded losses as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. Smaller Partnership losses of approximately 1.3% stemmed from positions in the Mexican peso versus the U.S. dollar throughout the majority of the first quarter.
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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $11 million and $12 million, respectively.

Primary Market         June 30, 2005	    June 30, 2004
Risk Category	  	   Value at Risk	    Value at Risk

Currency                  (4.05)%		             (1.52)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High        Low      Average
Currency  	(4.11)%	(2.35)%	(3.38)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at June 30, 2005.
The Partnership also maintains a substantial portion (approximately 96% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2005. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at June 30, 2005 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2005, the Partnership?s major exposures were to the euro, Swedish krona,
       Norwegian krone, British pound, Australian dollar,
Japanese yen, Canadian dollar, Polish zloty, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.


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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.


Item 6.  EXHIBITS

3.01	Limited Partnership Agreement of the Partnership, dated as
of December 8, 1992, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership?s
Registration Statement on Form S-1 (File No. 33-55806).
10.01(d)	Management Agreement among the Partnership, Demeter, and
Millburn Ridgefield Corporation, dated as of April 2,
1993, is incorporated by reference to Exhibit 10.01(d) of
the Partnership?s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2002.
10.02	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of June 1, 1995,
is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended December 31, 1995.
10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.
10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-23826) filed with the Securities and Exchange
Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.04 of the
Partnership?s Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.
10.06	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership?s Form 8-K (File No. 0-23826) filed
with the Securities and Exchange Commission on November
13, 2001.
10.07	Amendment to Management Agreement among the Partnership,
Morgan Stanley DW, and John W. Henry & Company, Inc.,
dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.1 of the Partnership?s Form 8-K
(File No. 0-23826) filed with the Securities and Exchange
Commission on January 3, 2001.
10.08	Amendment to Management Agreement between the Partnership
and Millburn Ridgefield Corporation, dated as of November
30, 2000, is incorporated by reference to Exhibit 10.2 of
the Partnership?s Form 8-K (File No. 0-23826) filed with
the Securities and Exchange Commission on January 3, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

August 15, 2005        By:/s/Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.