Form 10-Q
period 2005-09-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2005-11-14
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes             No     X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X



       <table> DEAN WITTER WORLD CURRENCY FUND L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 	(Unaudited)..............3

		Statements of Changes in Partners? Capital for the
	  Nine Months Ended September 30, 2005 and 2004
		(Unaudited) ...............................................4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................ 27-37

Item 4.	Controls and Procedures................................37



PART II. OTHER INFORMATION

Item 6.	Exhibits...............................................38



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                  September 30,	     December 31,
                       2005      	    2004
	                      $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                              	10,216,846	12,945,037

	Net unrealized gain on open contracts (MS&Co.)	    367,769	     953,614

	     Total Trading Equity	10,584,615	13,898,651

Interest receivable (Morgan Stanley DW)	24,202	        17,959
Due from Morgan Stanley DW	       14,553	        19,982

	     Total Assets	 10,623,370	  13,936,592


LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	235,949	101,380
Accrued management fees	17,694	23,214
Accrued administrative expenses	         7,089	         8,208

	     Total Liabilities	      260,732	    132,802

Partners? Capital

Limited Partners (9,087.511 and
   10,274.395 Units, respectively)	10,215,084	13,629,656
General Partner (131.267 Units)	      147,554	     174,134

	     Total Partners? Capital	  10,362,638	13,803,790

	     Total Liabilities and Partners? Capital                                              	   10,623,370	13,936,592


NET ASSET VALUE PER UNIT	      1,124.08	    1,326.57

	The accompanying notes are an integral part of these financial statements.

	       <table> DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                         For the Three Months	                          For the Nine
Months
  	                 Ended September 30,    	          Ended September 30,


                            2005   	        2004    	       2005   	     2004
                          $	               $	          $	 	  $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   73,373		     34,487 		   196,919		            92,464

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	155,533	165,719	471,357		544,737
	Management fees	54,454        	    55,386	169,054 		   198,573
	Administrative expenses	      7,089	          8,472	     21,780		        27,862

		   Total Expenses 	   217,076	       229,577	   662,191		       771,172

NET INVESTMENT LOSS 	   (143,703)	      (195,090)	   (465,272)		     (678,708)

TRADING RESULTS
Trading profit (loss):
	Realized	 20,201	(1,209,348)	(1,053,570)		(3,814,618)
	Net change in unrealized	   (432,109)	       250,016 	   (585,845)	 	       (626,329)

		   Total Trading Results	   (411,908)	    (959,332)	  (1,639,415)             (4,440,947)

NET LOSS	  (555,611)	  (1,154,422)	   (2,104,687)		  (5,119,655)

NET LOSS ALLOCATION

	Limited Partners	(548,087)	  (1,140,448)	(2,078,107)		(5,059,007)
	General Partner	(7,524)	  (13,974)	(26,580)		(60,648)


NET LOSS PER UNIT

	Limited Partners                                                   	(57.31)               (106.45)               (202.49)	(462.02)
	General Partner                                                   	(57.31)	               (106.45)               (202.49)		(462.02)




	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2003	11,466.471	16,578,618	191,988	16,770,606

Net Loss                                                             ?   	 	(5,059,007)	(60,648)
	(5,119,655)

Redemptions	    (807.886)	     (986,437)	            ?    	     (986,437)

Partners? Capital,
	September 30, 2004	   10,658.585	 10,533,174	   131,340	 10,664,514




Partners? Capital,
	December 31, 2004	10,405.662	13,629,656	174,134	13,803,790

Net Loss                                                             ?   	 	(2,078,107)	(26,580)
	(2,104,687)

Redemptions	    (1,186.884)	     (1,336,465)	            ?    	     (1,336,465)

Partners? Capital,
	September 30, 2005	      9,218.778	 10,215,084	   147,554	 10,362,638













The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	    2005     	    2004
	    $	 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(2,104,687)	(5,119,655)
Noncash item included in net loss:
	Net change in unrealized	585,845	626,329

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(6,243)	(2,273)
	Due from Morgan Stanley DW	5,429	3,630

Decrease in operating liabilities:
	Accrued management fees	(5,520)	(10,539)
	Accrued administrative expenses	(1,119)	(2,155)
	Accrued incentive fee	              ?     	       (72,698)

Net cash used for operating activities	   (1,526,295)	   (4,577,361)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	  (1,201,896)	      (1,120,294)

Cash used for financing activities	  (1,201,896)	      (1,120,294)

Net decrease in cash	(2,728,191)	(5,697,655)

Balance at beginning of period	   12,945,037	   16,359,141

Balance at end of period	   10,216,846	   10,661,486





The accompanying notes are an integral part of these financial statements.





       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange-  Off-Exchange-
Date            Traded        Traded        Total	      Traded     Traded
                   $             $            $
Sep. 30, 2005	  -	        367,769	       367,769        -	      Dec. 2005
Dec. 31, 2004	  -	        953,614	       953,614        -	      Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co.,
       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2005

The Partnership recorded total trading results including interest income totaling $(338,535) and expenses totaling $217,076, resulting in a net loss of $555,611 for the three months ended
September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,181.39 at June 30, 2005 to $1,124.08 at
September 30, 2005.

The most significant trading losses of approximately 3.6%, 1.2%, 0.7%, 0.5%, and 0.6%, respectively, resulted from positions in the British pound, Norwegian krone, both the New Zealand and Australian dollars, and the Czech koruna. During July, long positions in the British pound versus the U.S. dollar experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, long U.S. dollar positions against the British pound, Norwegian krone, and Czech koruna, incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Strong signals of euro-zone economic improvement also supported the advance of the British pound, Norwegian krone, and Czech koruna. Short positions in the New Zealand and Australian dollars versus the U.S. dollar also recorded losses during August as the values of those currencies
       moved higher on strong economic data out of the region.
During September, losses were recorded from short U.S. dollar positions against the British pound, Norwegian krone, Czech koruna, and both the Australian and New Zealand dollars, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar lower against the U.S. dollar were fears for an economic slow-down in New Zealand during 2006. Additional losses of approximately 0.9% were recorded from positions in the Singapore dollar against the U.S. dollar. During July, short positions recorded losses after the Singapore dollar?s value reversed higher in response to market expectations for future economic growth in Singapore. During August, losses stemmed from long Singapore dollar positions after the value of the Singapore dollar finished lower in response to disappointing export data. Finally, smaller Partnership losses of approximately 0.6% and 0.1%, respectively, were recorded during August from short positions in the euro and Swiss franc against the U.S. dollar after the value of the U.S. dollar weakened on disappointing economic data. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.9% from short positions in the Japanese yen versus the U.S. dollar during July and September. During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar
       higher against the yen amid beliefs that U.S. interest rates would increase further, the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data, including industrial production, salaried household spending, and the Tokyo consumer price index.


The Partnership recorded total trading results including interest income totaling $(1,442,496) and expenses totaling $662,191, resulting in a net loss of $2,104,687 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,326.57 at December 31, 2004 to $1,124.08 at September 30, 2005.

The most significant trading losses of approximately 13.4% resulted from positions in European currencies against the U.S. dollar. Early during the first quarter, losses resulted from long positions in the British pound, Norwegian krone, euro, Czech koruna, and Swedish krona versus the U.S. dollar after the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar?s value weakened in
       response to concerns for the considerable U.S. Current-
Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production.
Further losses were recorded from newly-established long European currency positions versus the U.S. dollar as the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound?s value declined after British Prime Minister Tony Blair's Labour Party won re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from long positions in the British pound, Norwegian krone, and Czech koruna, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Additional
       losses of approximately 4.6%, 1.8%, and 1.7%,
respectively, were recorded from positions in the South African rand and both the New Zealand and Australian dollars (collectively the ?Commodity Currencies?). During the first quarter, losses stemmed from both long and short positions in these currencies versus the U.S. dollar as the values of the Commodity Currencies traded counter to the U.S. dollar, which benefited due to positive economic data. During the second quarter, long positions in the Australian dollar versus the U.S. dollar produced losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the respective regions. During September, losses were recorded from long Australian and New Zealand dollar positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar lower against the U.S. dollar were fears for an economic slow-down in New Zealand during 2006. Partnership losses of approximately 2.9% were recorded primarily during the first quarter from positions in the Singapore dollar versus the U.S. dollar. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar?s value benefited from positive economic sentiment. Newly-established short Singapore dollar positions
       also incurred losses later in the month after the U.S.
dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third quarter also contributed to losses. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 1.7% from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates by the U.S. Federal Reserve. Short Japanese yen positions held during the second quarter also produced profits as the yen?s value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July amid beliefs that U.S. interest rates would increase further, the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data, including
       industrial production, salaried household spending, and the Tokyo consumer price index.
For the Three and Nine Months Ended September 30, 2004

The Partnership recorded total trading results including interest income totaling $(924,845) and expenses totaling $229,577, resulting in a net loss of $1,154,422 for the three months ended
September 30, 2004. The Partnership?s net asset value per Unit decreased from $1,107.01 at June 30, 2004 to $1,000.56 at
September 30, 2004.

The most significant trading losses of approximately 3.2% were recorded primarily during August from both long and short euro positions relative to the U.S. dollar as the euro experienced short-term volatility in response to inconsistent energy prices and conflicting global economic data. During August and September, short positions in the Japanese yen versus the U.S. dollar incurred losses of approximately 2.6% as the U.S. dollar?s value declined in response to concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Losses of approximately 1.4% stemmed from long Australian dollar positions versus the U.S. dollar as the U.S. dollar strengthened and reversed higher during July in response to upbeat market sentiment and a jump in July consumer confidence data. Long South African rand positions versus the U.S. dollar also generated losses of approximately 1.2% during July and during August due to a reduction in interest rates by the Reserve Bank
       of South Africa.  During August, long positions in the
Norwegian krone versus the U.S. dollar incurred losses of approximately 0.9% as the value of the U.S. dollar temporarily strengthened in response to a decline in U.S. unemployment claims. Losses of approximately 0.7% were incurred from long positions in the Swiss franc and British pound, respectively, as the U.S. dollar advanced during July in response to uplifting economic data. During September, short positions in those same currencies versus the U.S. dollar supplied losses as the U.S. dollar?s value declined in response to rising oil prices that continued to fuel fears for potential sluggish U.S. economic growth.

The Partnership recorded total trading results including interest income totaling $(4,348,483) and expenses totaling $771,172, resulting in a net loss of $5,119,655 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $1,462.58 at December 31, 2003 to $1,000.56 at September 30, 2004.

The most significant trading losses of approximately 10.2% were recorded from positions in the Japanese yen versus the U.S. dollar. Long positions in the Japanese yen versus the U.S. dollar resulted in losses during February after the Bank of Japan intervened in the currency markets by buying U.S. dollars in an attempt to stem the yen?s rise. The yen?s value further declined
       under pressure from an elevation in Japan?s security
level. During March, losses were experienced from short yen positions against the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. During April, long yen positions incurred losses as the U.S. dollar surged versus most currencies following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen through currency market interventions. Short yen positions versus the U.S. dollar experienced losses during May as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices and the release of weaker-than-expected U.S. economic data during the latter half of May. During June, short Japanese yen positions resulted in further losses as better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen higher. During August and September, short positions in the Japanese yen versus the U.S. dollar incurred losses as the U.S. dollar?s value declined in response to concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Additional losses of approximately 2.9% and 1.5%, respectively, were experienced from positions in the Singapore dollar and Korean won as their values traded in tandem with the yen. Losses of approximately 7.4% were incurred from positions in the euro versus the U.S. dollar, primarily during March, May, and June.
       Such losses were the result of erratic movements in the euro and the U.S. dollar during these months. During August, long and short euro positions relative to the U.S. dollar experienced losses due to continued short-term volatility caused by inconsistent energy prices and conflicting European and U.S. economic data. Smaller losses of approximately 2.9%, 1.8%, 1.6%, and 1.5%, respectively, were experienced in the Norwegian krone, Czech koruna, Swiss franc, and British pound versus the U.S. dollar, as their values traded in a volatile manner in relation to the U.S. dollar. Further Partnership losses of approximately 4.2% were sustained from positions in the South African rand versus the U.S. dollar, primarily during January and April. During January, long rand positions experienced losses amid expectations for a decline in gold prices caused by an improvement in the global macro-economic environment. During April, long rand positions recorded losses as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. Losses of approximately 2.2% stemmed from positions in the Australian dollar versus the U.S. dollar, incurred primarily during March and July. Long Australian dollar positions recorded losses during March as the Australian dollar?s value fell amid the belief that the Australian Central Bank would not increase interest rates in the short term. During July, long Australian dollar positions experienced losses as the U.S. dollar strengthened and reversed higher in response to upbeat market
       sentiment and a jump in July consumer confidence data.
Smaller losses of approximately 1.7% stemmed from Mexican peso positions versus the U.S. dollar throughout the majority of the first quarter.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the
       value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?)
to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $10 million and $11 million, respectively.

Primary Market       September 30, 2005	   September 30, 2004
Risk Category	  	   Value at Risk	      Value at Risk

Currency                   (3.08)%	              (2.35)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High        Low      Average
Currency  	 (4.11)%	(3.01)%	 (3.56)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2005.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.
 Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2005. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at September 30, 2005 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions
       influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to the euro, Swedish krona, Norwegian krone, Japanese yen, Australian dollar, Swiss franc, British pound, Polish zloty, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Advisors daily.
       In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 6.  EXHIBITS

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



                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

November 14, 2005      By:/s/Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)