Form 10-K
period 2005-12-31
WITTER DEAN WORLD CURRENCY FUND L P
filed 2006-03-30
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check-mark if the registrant
is not required to file reports pursuant
to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check-mark whether the
 registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the
 Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No  _____

Indicate by check-mark if disclosure of delinquent
 filers pursuant to Item 405 of
Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy
or information statements incorporated by
 reference in Part III of this Form 10-K
or any amendment of this Form 10-K. [X]


Indicate by check-mark whether the registrant is a
 large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$11,332,300 at June 30, 2005.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER WORLD CURRENCY FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005
                          Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . . . 1

Part I .

	Item 1. 	Business. . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . 5-6

	Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . 6

	Item 2. 	Properties. . . . . . . . . . . . . . . . . . . . . . . . . 6

	Item 3. 	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 6

	Item 4. 	Submission of Matters to a Vote of Security Holders . . . . 6

Part II.

	Item 5.		Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . . . 7

	Item 6. 	Selected Financial Data . . . . . . . . . . . . . . . . . . 8

	Item 7. 	Management's Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . .  9-26

	Item 7A.		Quantitative and Qualitative Disclosures About
			Market Risk. . . . . . . . . . . . . . . . . . . . . . .26-36

	Item 8. 	Financial Statements and Supplementary Data. . . . . . . . 37

	Item 9. 	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . . 37

	Item 9A.	Controls and Procedures . . .. . . . . . . . . . . . . .38-40

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . .40

Part III.

	Item 10.	Directors and Executive Officers of the Registrant . .	 41-46

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . 46

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . .  46-47
	Item 13. Certain Relationships and Related Transactions . . . .	. . 47
	Item 14. Principal Accounting Fees and Services . . . . . . . . 	 47-48
Part IV.
	Item 15.		Exhibits and Financial Statement Schedules. . . . . . . 49-50


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
  	June 2, 1993	       I

	Annual Report to Dean Witter
	World Currency Fund L.P.
	Limited Partners for the year
	ended December 31, 2005	II, III, and IV





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

The Partnership began the year at a net asset value per unit of limited partnership interest (?Unit(s)?) of $1,326.57 and returned -14.7% to $1,132.08 on December 31, 2005. For a more detailed description of the Partnership?s business, see subparagraph (c).

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
				 Partner? (Pages 30-33 of
				 the Prospectus).  ?The
				 Commodity Broker? (Pages
				 76-77 of the Prospectus).
				?The Limited Partnership
 				 Agreement? (Pages 89-93
	 of the Prospectus).

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

(e)	Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100
F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s
       Discussion and Analysis of Financial Condition and Results
of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

Item 1B.  UNRESOLVLED STAFF COMMENTS
Not applicable.


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

(b) Holders. The number of holders of Units at December 31, 2005 was approximately 1,193.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on April 2, 1993.
 Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.









       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)




	      		         For the Years Ended December 31,
		    2005        2004	      2003         2002         2001

Total Trading Results
including interest
income	 (1,147,891) 	    (674,701)    2,589,349	 4,233,165	3,030,877


Net Income (Loss)       (2,017,953)		(1,659,464)    1,066,304	2,701,669	1,719,101


Net Income (Loss)
Per Unit (Limited
& General Partners)        (194.49)		    (136.01)       89.24	202.57	113.97


Total Assets            10,106,473		 13,936,592   17,048,130	17,681,862	17,315,205


Total Limited
Partners' Capital        9,842,147		 13,629,656   	16,578,618	17,235,560	16,393,224


Net Asset Value
Per Unit                  1,132.08 		   1,326.57     1,462.58	    1,373.34	1,170.77






















       Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS


Liquidity.  The Partnership deposits its assets with Morgan
Stanley DW as non-clearing broker and MS & Co. as
clearing broker in separate futures, forwards, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-
interest bearing bank accounts or in securities and   instruments
permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

The Partnership recorded total trading results including interest income totaling $(1,147,891) and expenses totaling $870,062, resulting in a net loss of $2,017,953 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $1,326.57 at December 31, 2004 to $1,132.08 at December 31,
2005. Total redemptions for the year were $1,827,915 and the Partnership?s ending capital was $9,957,922 at December 31, 2005, a decrease of $3,845,868 from ending capital at December 31, 2004 of $13,803,790.

The most significant trading losses of approximately 7.5%, 2.7%, 2.0%, 1.9%, and 1.5%, respectively, resulted from positions in European currencies against the U.S. dollar. Early during the first quarter, losses resulted from long positions in several European currencies versus the U.S. dollar after the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar?s value weakened in response to concern for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values rose amid a sharp rise in German
       industrial production.  Further losses were recorded from newly established long European currency positions versus the U.S. dollar as the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound?s value declined after Britain?s Labour Party won re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan.
During September, losses were recorded from long positions in the British pound, Norwegian krone, and Czech koruna, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. During the fourth quarter, long British pound positions versus the U.S. dollar incurred further losses as the pound?s value weakened after the Bank of England indicated that a cut in its interest rates would likely take place in March 2006. Short positions in several European currencies versus the U.S. dollar also recorded losses as their values moved higher, boosted by expectations that the European Central Bank might raise interest rates. Additional losses of approximately 5.5%, 3.1%, and 2.7%, respectively, were recorded from positions in the South African rand and both the New Zealand and Australian dollars (collectively, the ?Commodity Currencies?). During the first quarter, losses stemmed from positions in these currencies as values traded counter to the U.S. dollar, which benefited due to positive economic data. During the second quarter, long positions in the Australian dollar versus the U.S. dollar incurred losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the region. More specifically, during September losses were recorded from long New Zealand and Australian dollars positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar lower were fears for an economic slow-down in New Zealand during 2006. During the fourth quarter, long positions in the Commodity Currencies versus the U.S. dollar resulted in losses during October as their values weakened in response to volatile gold prices. The Australian dollar was also pressured lower after the Reserve Bank of Australia kept its overnight interest rate unchanged. During November, short positions in the South African rand and Australian dollar incurred losses as their values reversed higher on stronger gold prices.
       Finally, during December long positions in both the New
Zealand and Australian dollars experienced losses amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand. Partnership losses of approximately 3.5% were recorded primarily during the first quarter from positions in the Singapore dollar versus the U.S. dollar. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar?s value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves.
 During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third and fourth quarter also contributed to sector losses. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 9.2% from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates. Short Japanese yen positions held during the second quarter also produced profits as the yen?s value declined during May and June
       in response to weak Japanese economic data.  During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest-rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July amid beliefs that U.S. interest rates would increase further. During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data. During the fourth quarter, short Japanese yen positions achieved gains as the yen?s value continued its decline against the U.S. dollar amid the potential for higher U.S. interest rates. The Japanese yen was also pulled lower on investor sentiment that future action by the Chinese government regarding further Chinese yuan re-valuation was farther away than previously expected. Additional Partnership profits of approximately 2.7% were achieved from long cross-rate positions in the Canadian dollar, Australian dollar, and British pound versus the Japanese yen as the yen?s value weakened for the aforementioned reasons.

The Partnership recorded total trading results including interest income totaling $(674,701) and expenses totaling $984,763, resulting in a net loss of $1,659,464 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $1,462.58 at December 31, 2003 to $1,326.57 at December 31,
2004. Total redemptions for the year were $1,307,352 and the Partnership?s ending capital was $13,803,790 at December 31, 2004,
       a decrease of $2,966,816 from ending capital at December
31, 2003 of $16,770,606.

The most significant trading losses of approximately 9.6% were recorded from positions in the Japanese yen versus the U.S. dollar. Long yen positions resulted in losses during February after the Bank of Japan stemmed the yen?s rise through currency market interventions. The yen?s value declined further under pressure from an elevation in Japan?s security level. During March, short yen positions experienced losses as the yen reversed higher due to speculation that the Bank of Japan relaxed its currency-weakening efforts. During April, long yen positions incurred losses as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following yen-weakening efforts by the Japanese government. Short yen positions versus the U.S. dollar experienced losses during May as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short yen positions resulted in further losses as the yen reversed higher amid improvements in the Japanese economy and speculation for an increase in Japanese interest rates. During August and September, short yen positions incurred losses as the U.S. dollar?s value declined due to concerns for U.S. economic growth, soft economic data, and record-high oil prices. Losses of approximately 0.8% resulted from positions in the Singapore dollar
       as its value experienced directionless volatility in tandem with the Japanese yen. Additional losses were incurred throughout a majority of the year from positions in the British pound, Norwegian krone, and Swiss franc versus the U.S. dollar of approximately 3.7%, 0.9%, and 0.8%, respectively. Long pound positions versus the U.S. dollar resulted in losses during March and April as the dollar?s value reversed higher amid positive U.S. economic data. Long Norwegian krone and Swiss franc positions also incurred losses as the U.S. dollar temporarily strengthened amid a decline in U.S. unemployment claims. During November, short pound positions experienced losses as the U.S. dollar?s value moved lower in response to the U.S. growing Current-Account deficit. During December, long pound positions resulted in losses as the value of the pound reversed lower following news that the Bank of England was considering an interest rate cut. Relatively smaller losses resulted from positions in the Mexican peso, South African rand, and Australian dollar versus the U.S. dollar of approximately 1.9%, 0.4%, and 0.1%, respectively, in response to erratic U.S. dollar movements throughout much of the year and interest rate differentials between these countries and the U.S.
A portion of the Partnership?s overall losses for the year was offset by gains of approximately 2.2% from long positions in the Canadian dollar versus the U.S. dollar as the Canadian dollar?s value moved higher amid a bullish Canadian economic outlook and a U.S. dollar value weighed down by concerns for U.S. economic growth and the U.S. Current-Account deficit. Additional Partnership gains were achieved primarily during the fourth quarter, from long positions in the New Zealand dollar, Polish zloty, Korean won, Brazilian real, and Czech koruna, all versus the U.S. dollar of approximately 1.9%, 1.8%, 1.7%, 1.6%, and 0.8%, respectively, as the U.S. dollar?s value responded negatively to higher oil and gold prices, weaker-than-expected economic data, and huge U.S. budget and trade deficits. Finally, gains of approximately 1.4% were achieved from long positions in the euro versus the U.S. dollar during the fourth quarter as the euro?s value trended higher amid European economic growth and a decline in the value of the U.S. dollar.

The Partnership recorded total trading results including interest income totaling $2,589,349 and expenses totaling $1,523,045, resulting in net income of $1,066,304 for the year ended December 31, 2003. The Partnership?s net asset value per Unit increased from $1,373.34 at December 31, 2002 to $1,462.58 at December 31,
2003. Total redemptions for the year were $1,781,527 and the Partnership?s ending capital was $16,770,606 at December 31, 2003, a decrease of $715,223 from ending capital at December 31, 2002 of $17,485,829.

The most significant trading gains of approximately 16.8% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened during May amid uncertainty regarding the Bush Administration?s economic policy, renewed fears
       of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. During January and April, gains were also recorded from long positions in the euro versus the U.S. dollar as the U.S. dollar?s value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data.
 During December, significant gains were produced by long positions in a broad range of major and minor currencies, especially the euro, versus the U.S. dollar as a confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and fears of a potential terrorist attack forced the U.S. dollar to retreat. Additional gains of approximately 8.6% resulted from long positions in the Commodity Currencies versus the U.S. dollar as their value strengthened during April, May, and June in response to the continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe, and Asia, and rising gold prices. Gains of approximately 3.7% were provided by long positions in the South African rand versus the U.S. dollar during April as the rand?s value also strengthened in response to significant interest rate differentials between the two countries and strong commodity prices. Long rand positions also resulted in profits during November from continued dollar weakness. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 6.1% incurred from positions in the British pound
       versus the U.S. dollar as the value of the pound
strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and following the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound?s value increased early in the month amid continued expectations that the Bank of England would likely leave interest rates unchanged. The pound then reversed lower later in the month after the British Finance Minister released positive comments regarding the U.K.?s entry prospects into the European Union. Additional losses of approximately 4.4% resulted from positions in the Japanese yen versus the U.S. dollar primarily throughout the first half of the year as the value of the yen experienced significant ?whipsawing? amid uncertainty regarding an intervention by the Bank of Japan. Positions in the Singapore dollar also resulted in losses as the value of the Asian currency experienced short-term volatile price movements in sympathy with the yen. Long positions in the Korean won versus the U.S. dollar resulted in losses during October as the U.S. dollar strengthened later in the month following the release of strong U.S. economic data.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended
       December 31, 2005, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

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

In addition to the Trading Advisors? internal controls, the Trading Advisors must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisors and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisors to
       modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

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

       Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity broker informs the Partnership, as with all its customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with
       Morgan Stanley DW, have determined to be creditworthy.  The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is
       often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the
       Partnership to typically be many times the total
capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily
       ?simulated profit and loss? outcomes.  The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst-outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2005 and 2004.  At
December 31, 2005 and 2004, the Partnership?s total capital-
       ization was approximately $10 million and $14 million, respectively.
Primary Market 	December 31, 2005	  December 31, 2004
Risk Category		  Value at Risk	     Value at Risk
Currency		  		(3.04)%			    (4.11)%

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

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2005 through December 31, 2005.

Primary Market Risk Category     High        Low        Average
Currency					  (4.05)%	    (3.01)%	  (3.30)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at December 31, 2004, and for the four quarter-end reporting periods during calendar year 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at December 31, 2005.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at December 31, 2005. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at December 31, 2005 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2005, the Partnership?s major exposures were to the euro, Swedish krona, Norwegian krone, Australian dollar, Japanese yen, Swiss franc, British pound, Polish zloty, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At December 31, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership?s Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:


Summary of Quarterly Results (Unaudited)


Quarter	Total Trading Results         Net	         Net Income/
Ended	   including interest income   Income/(Loss)   (Loss) Per Unit

2005
March 31 		$(2,249,611)	     $ (2,480,089)	   $	(240.07)
June 30		  1,145,650	          931,013		  94.89
September 30	   (338,535)	         (555,611)		 (57.31)
December 31	    294,605	           86,734 		   8.00

Total			$(1,147,891)        $ (2,017,953)     $	(194.49)

2004
March 31 		$(1,579,022)	     $ (1,871,328)	   $	(165.90)
June 30		 (1,844,616)	       (2,093,905)		(189.67)
September 30	   (924,845)	       (1,154,422)		(106.45)
December 31	  3,673,782	        3,460,191		 326.01

Total			$  (674,701)	     $ (1,659,464)	   $	(136.01)



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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

(b)	There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of
       Financial Statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.


Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005.


Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a
Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group, responsible for overseeing all aspects of the firm?s Managed Futures Department. Mr. Rothman has been with the Managed Futures Department for nineteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director in the Fixed Income Department. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of Demeter. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a Senior Representative for the Morgan Stanley Foundation in Southern California. Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position of Chief Operating Officer of the U.S. Client Coverage Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in
       1990 and has served in many roles in the corporate
finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a
       history of the company.  Mr. Handler graduated on the
Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Mr. Kevin Perry, age 36, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners ? At December
31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management ? At December 31, 2005, Demeter owned 102.267 Units of general partnership interest, representing a
1.16 percent interest in the Partnership.

(c) Changes in Control ? None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $619,633 for the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2005.

1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form
       10-Q, audit of Management?s assessment on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $29,043 for the year ended December 31, 2005 and $29,743 for the year ended December 31, 2004.
(2)	Audit-Related Fees. None.

(3)  	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.

                                  PART IV


Item 15. 	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2005 and 2004.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2005, 2004, and
2003.

  -  Notes to Financial Statements.


With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2005 is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
No Financial Statement schedules are required to be filed with this report.

3.	Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-2.













































       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER WORLD CURRENCY FUND L.P.
						(Registrant)

					BY:	Demeter Management Corporation,
						General Partner

March 31, 2006			BY: /s/	Jeffrey A. Rothman
					 		Jeffrey A. Rothman,
							President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2006
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2006
           Richard A. Beech, Director

    /s/    Shelley Hanan	              	March 31, 2006
           Shelley Hanan, Director

    /s/    Frank Zafran		           		March 31, 2006
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2006
	 	Douglas J. Ketterer, Director

    /s/	Harry Handler		                 	March 31, 2006
	  	Harry Handler, Director

    /s/  	Kevin Perry			                  	March 31, 2006
	    	Kevin Perry, Chief Financial Officer











       EXHIBIT INDEX
ITEM

3.01	Limited Partnership Agreement of the Partnership, dated as
of December 8, 1992, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1 (File No. 33-55806).

10.01	Management Agreement among the Partnership, Demeter, and
Millburn Ridgefield Corporation, dated as of April 2,
1993, is incorporated by reference to Exhibit 10.01(d) of the Partnership?s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

 10.01(a)	Amendment to Management Agreement between the Partnership
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

 10.02(a)	Amendment to Management Agreement among the Partnership,
Morgan Stanley DW, and John W. Henry & Company, Inc., dated as of November 30, 2000, is incorporated by reference to Exhibit 10.1 of the Partnership?s Form 8-K
(File No. 0-23826) filed with the Securities and Exchange
Commission on January 3, 2001.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-23826) filed with the Securities and Exchange
Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06	Securities Account Control Agreement among the Partnership,
MS & Co., and Morgan Stanley DW, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-23826) filed with the
Securities and Exchange Commission on November 13, 2001.

13.01	December 31, 2005 Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Demeter Management Corpor-
ation, the general partner of the Partnership pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Demeter Management Corporation,
the general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
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

           December 31, 2005
           Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER WORLD CURRENCY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.

                                                                                               INCEPTION-  COMPOUND
                                                                                                TO-DATE   ANNUALIZED
                      1993    1994  1995 1996 1997 1998  1999 2000 2001 2002 2003 2004   2005    RETURN     RETURN
FUND                   %       %     %    %    %    %     %    %    %    %    %    %      %        %          %
--------------------------------------------------------------------------------------------------------------------
World Currency Fund  (17.4)  (25.1) 2.0  13.0 39.3 (2.6) 2.7  6.4  10.8 17.3 6.5  (9.3) (14.7)    13.2       1.0
                    (9 mos.)
--------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER WORLD CURRENCY FUND L.P.
ANNUAL REPORT
2005

Dear Limited Partner:

  This marks the thirteenth annual report for the Dean Witter World Currency Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $1,326.57 and returned -14.7% to $1,132.08 on December 31, 2005. The Fund has increased by 13.2% since its inception of trading in April 1993 (a compound annualized return of 1.0%).

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

DEAN WITTER WORLD CURRENCY FUND L.P.

                     [CHART]

                                Year ended December 31, 2005
                                ----------------------------
Australian dollar                         -2.67%
British pound                             -7.46%
Euro                                      -2.67%
Japanese yen                               9.24%
Swiss franc                               -0.74%
Minor Currencies                         -13.38%
Cross-rates                                2.73%


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

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
..  Losses resulted from positions in European currencies against the U.S.
   dollar. Early in the first quarter, losses resulted from long positions in several European currencies versus the U.S. dollar after the U.S. dollar's value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar's value also advanced in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar's value weakened in response to concern for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values rose amid a sharp rise in German industrial production. Further losses were recorded from newly established long European currency positions versus the U.S. dollar as the U.S. dollar's value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound's value declined

DEAN WITTER WORLD CURRENCY FUND L.P.

 after Britain's Labour Party won re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from long positions in the British pound, Norwegian krone, and Czech koruna, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. During the fourth quarter, long British pound positions versus the U.S. dollar incurred further losses as the pound's value weakened after the Bank of England indicated that a cut in its interest rates would likely take place in March 2006. Short positions in several European currencies versus the U.S. dollar also recorded losses as their values moved higher, boosted by expectations that the European Central Bank might raise interest rates.

.. Additional losses were recorded from positions in the South African rand and both the New Zealand and Australian dollars (collectively, the "Commodity Currencies"). During the first quarter, losses stemmed from positions in these currencies as their values traded counter to the U.S. dollar, which benefited due to positive economic data. During the second quarter, long positions in the Australian dollar versus the U.S. dollar incurred losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the region. More specifically, during September, losses were recorded from long Australian and New Zealand dollar positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar lower were fears for an economic slow-down in New Zealand during 2006. During the fourth quarter, long positions in the Commodity Currencies versus the U.S. dollar resulted in losses during October as their values weakened in response to volatile gold prices. The Australian dollar was also pressured lower after the Reserve
   Bank of Australia kept its overnight interest rate unchanged. During November, short positions in the South African rand and Australian dollar incurred losses as their values reversed higher on stronger gold

DEAN WITTER WORLD CURRENCY FUND L.P.

 prices. Finally, during December long positions in both the New Zealand and Australian dollars experienced losses amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand.

.. Losses were recorded during the first quarter from positions in the Singapore dollar versus the U.S. dollar. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar's value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea's Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third and fourth quarter also contributed to sector losses.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
..  Gains stemmed from short positions in the Japanese yen against the U.S.
   dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates. Short Japanese yen positions held during the second quarter also produced profits as the yen's value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar's value strengthened against the yen on significant interest rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July amid beliefs that U.S. interest rates would increase further. During September, short Japanese yen positions achieved gains after the yen's value declined in the wake of weak Japanese economic data. During the fourth quarter, short Japanese yen positions achieved gains as the yen's value continued its decline against the U.S. dollar amid the potential for higher U.S. interest rates. The Japanese yen was also pulled lower on investor sentiment that future action by the Chinese government regarding further Chinese yuan re-valuation was farther away than previously expected.

DEAN WITTER WORLD CURRENCY FUND L.P.

.. Additional profits were achieved from long cross-rate positions in the Canadian dollar, Australian dollar, and British pound versus the Japanese yen as the yen's value weakened for the aforementioned reasons.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

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

  The Partnership's internal control over financial reporting includes those policies and procedures that:

.. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

.. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership's transactions are being made only in accordance with authorizations of Management and directors; and

.. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

DEAN WITTER WORLD CURRENCY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter World Currency Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER WORLD CURRENCY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter World Currency Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter World Currency Fund L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnership modified its classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ----------------------
                                                       2005        2004
                                                    ----------  ----------
                                                        $           $
                                    ASSETS
     Equity in futures interests trading accounts:
       Unrestricted cash                             9,844,300  12,945,037
       Restricted cash                                 399,277      --
                                                    ----------  ----------
         Total Cash                                 10,243,577  12,945,037
       Net unrealized gain (loss) on open
        contracts (MS&Co.)                            (190,317)    953,614
                                                    ----------  ----------
         Total Trading Equity                       10,053,260  13,898,651
     Interest receivable (Morgan Stanley DW)            26,764      17,959
     Due from Morgan Stanley DW                         26,449      19,982
                                                    ----------  ----------
         Total Assets                               10,106,473  13,936,592
                                                    ==========  ==========

                      LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                               124,761     101,380
     Accrued management fees                            16,833      23,214
     Accrued administrative expenses                     6,957       8,208
                                                    ----------  ----------
         Total Liabilities                             148,551     132,802
                                                    ----------  ----------

     PARTNERS' CAPITAL
     Limited Partners (8,693.851 and
      10,274.395 Units, respectively)                9,842,147  13,629,656
     General Partner (102.267 and 131.267
      Units, respectively)                             115,775     174,134
                                                    ----------  ----------
         Total Partners' Capital                     9,957,922  13,803,790
                                                    ----------  ----------
         Total Liabilities and Partners' Capital    10,106,473  13,936,592
                                                    ==========  ==========

     NET ASSET VALUE PER UNIT                         1,132.08    1,326.57
                                                    ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF OPERATIONS

                                      FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2005        2004        2003
                                     ----------  ----------  ----------
                                         $           $           $
       INVESTMENT INCOME
         Interest income
          (Morgan Stanley DW)           276,355     137,833     133,771
                                     ----------  ----------  ----------
       EXPENSES
         Brokerage commissions
          (Morgan Stanley DW)           619,633     684,355     853,615
         Management fees                221,691     264,338     341,455
         Administrative expenses         28,738      36,070      43,781
         Incentive fee                   --          --         284,194
                                     ----------  ----------  ----------
          Total Expenses                870,062     984,763   1,523,045
                                     ----------  ----------  ----------
       NET INVESTMENT LOSS             (593,707)   (846,930) (1,389,274)
                                     ----------  ----------  ----------
       TRADING RESULTS
       Trading profit (loss):
         Realized                      (280,315) (1,114,680)  2,777,764
         Net change in unrealized    (1,143,931)    302,146    (322,186)
                                     ----------  ----------  ----------
          Total Trading Results      (1,424,246)   (812,534)  2,455,578
                                     ----------  ----------  ----------
       NET INCOME (LOSS)             (2,017,953) (1,659,464)  1,066,304
                                     ==========  ==========  ==========
       NET INCOME (LOSS) ALLOCATION:
       Limited Partners              (1,994,677) (1,641,610)  1,054,585
       General Partner                  (23,276)    (17,854)     11,719

       NET INCOME (LOSS) PER UNIT:
       Limited Partners                 (194.49)    (136.01)      89.24
       General Partner                  (194.49)    (136.01)      89.24

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                            UNITS OF
                           PARTNERSHIP  LIMITED    GENERAL
                            INTEREST    PARTNERS   PARTNER     TOTAL
                           ----------- ----------  -------  ----------
                                           $          $          $
        Partners' Capital,
        December 31, 2002  12,732.361  17,235,560  250,269  17,485,829
        Net income             --       1,054,585   11,719   1,066,304
        Redemptions        (1,265.890) (1,711,527) (70,000) (1,781,527)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2003  11,466.471  16,578,618  191,988  16,770,606
        Net loss               --      (1,641,610) (17,854) (1,659,464)
        Redemptions        (1,060.809) (1,307,352)    --    (1,307,352)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2004  10,405.662  13,629,656  174,134  13,803,790
        Net loss               --      (1,994,677) (23,276) (2,017,953)
        Redemptions        (1,609.544) (1,792,832) (35,083) (1,827,915)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2005   8,796.118   9,842,147  115,775   9,957,922
                           ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------
                                           2005        2004        2003
                                        ----------  ----------  ----------
                                            $           $           $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income (loss)                  (2,017,953) (1,659,464)  1,066,304
     Noncash item included in net
      income (loss):
       Net change in unrealized          1,143,931    (302,146)    322,186
     (Increase) decrease in operating
      assets:
       Restricted cash                    (399,277)     --          --
       Interest receivable
        (Morgan Stanley DW)                 (8,805)     (8,458)      3,705
       Due from Morgan Stanley DW           (6,467)      8,038      (9,613)
     Increase (decrease) in operating
      liabilities:
       Accrued management fees              (6,381)     (5,182)     (1,056)
       Accrued administrative
        expenses                            (1,251)     (2,419)        191
       Accrued incentive fees               --         (72,698)     72,698
                                        ----------  ----------  ----------
     Net cash provided by (used for)
      operating activities              (1,296,203) (2,042,329)  1,454,415
                                        ----------  ----------  ----------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Cash paid from redemptions of
      Units                             (1,804,534) (1,371,775) (1,771,869)
                                        ----------  ----------  ----------
     Net cash used for financing
      activities                        (1,804,534) (1,371,775) (1,771,869)
                                        ----------  ----------  ----------

     Net decrease in unrestricted cash  (3,100,737) (3,414,104)   (317,454)

     Unrestricted cash at beginning of
      period                            12,945,037  16,359,141  16,676,595
                                        ----------  ----------  ----------

     Unrestricted cash at end of period  9,844,300  12,945,037  16,359,141
                                        ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS                                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
-----------------------------                                     --------------- ------------- ---------------- -------------

2005 PARTNERSHIP NET ASSETS: $9,957,922                                  $              %              $               %
Foreign currency                                                      (354,737)       (3.56)        164,420           1.65
                                                                     =========        =====         =======          =====
  Unrealized Currency Gain (Loss)

  Total Net Unrealized Loss per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $13,803,790
Foreign currency                                                     1,031,748         7.47*        (78,134)         (0.57)
                                                                     =========        =====         =======          =====
  Unrealized Currency Gain (Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS                                      GAIN/(LOSS)
-----------------------------                                     --------------

2005 PARTNERSHIP NET ASSETS: $9,957,922                                 $
Foreign currency                                                     (190,317)

  Unrealized Currency Gain (Loss)                                       --
                                                                     --------
  Total Net Unrealized Loss per Statement of Financial Condition     (190,317)
                                                                     ========

2004 PARTNERSHIP NET ASSETS: $13,803,790
Foreign currency                                                      953,614

  Unrealized Currency Gain (Loss)                                       --
                                                                     --------
  Total Net Unrealized Gain per Statement of Financial Condition      953,614
                                                                     ========








* Nosingle contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter World Currency Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies (collectively, "Futures Interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity broker is Morgan Stanley & Co. Incorporated ("MS&Co."). Demeter, Morgan Stanley DW, and MS&Co. are wholly-owned subsidiaries of Morgan Stanley.
  The trading advisors for the Partnership are John W. Henry & Company, Inc. ("JWH") and Millburn Ridgefield Corporation ("Millburn") (individually, a "Trading Advisor", or collectively, the "Trading Advisors").
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW and MS&Co., respectively, charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's month-end Net Assets.

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

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact on the Partnership's reported net income
(loss).

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

INCENTIVE FEE. The Partnership pays a quarterly incentive fee to each Trading Advisor equal to 20% of trading profits experienced with respect to the Net Assets allocated to such Trading Advisor as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures, forwards, and options trading exceed losses after brokerage commissions, management fees, transaction fees and costs, and administrative expenses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems Units, the incentive fee (earned through the redemption date) is paid to such Trading Advisor on those redeemed Units in the month of redemption.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

  Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
  The net unrealized gains/(losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


                      NET UNREALIZED GAINS/
                    LOSSES ON OPEN CONTRACTS    LONGEST MATURITIES
                  ----------------------------  -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------  --------- ---------
                      $         $         $
             2005    --     (190,317) (190,317)    --     Mar. 2006
             2004    --      953,614   953,614     --     Mar. 2005

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW and MS&Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS&Co., each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership's off- exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER WORLD CURRENCY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                 PER UNIT OPERATING PERFORMANCE:
                 NET ASSET VALUE, JANUARY 1, 2005:   $1,326.57
                                                     ---------
                 NET OPERATING RESULTS:
                   Interest Income                       28.62
                   Expenses                             (90.11)
                   Realized Loss                        (14.53)
                   Unrealized Loss                     (118.47)
                                                     ---------
                   Net Loss                            (194.49)
                                                     ---------
                 NET ASSET VALUE, DECEMBER 31, 2005: $1,132.08
                                                     =========

                 FOR THE 2005 CALENDAR YEAR:
                 RATIOS TO AVERAGE NET ASSETS:
                   Net Investment Loss                  (5.4)%
                   Expenses before Incentive Fees         8.0%
                   Expenses after Incentive Fees          8.0%
                   Net Loss                            (18.5)%
                 TOTAL RETURN BEFORE INCENTIVE FEES    (14.7)%
                 TOTAL RETURN AFTER INCENTIVE FEES     (14.7)%

                 INCEPTION-TO-DATE RETURN                13.2%
                 COMPOUND ANNUALIZED RETURN               1.0%

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