Form 10-Q
period 2006-06-30
WITTER DEAN WORLD CURRENCY FUND L P
filed 2006-08-14
CIK 895239

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X


Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X



       <table> DEAN WITTER WORLD CURRENCY FUND L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
 		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 	(Unaudited)...................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2006 and 2005 (Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2006 and 2005 (Unaudited).........................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations...... 13-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................ 25-34

Item 4.	Controls and Procedures.............................34-35



PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................36

Item 5.	Other Information...................................36-37

Item 6.	Exhibits............................................37-38



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	                  June 30,	     December 31,
                     2006      	    2005
	                      $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	6,393,828	9,844,300
	Restricted cash	       125,341	    399,277

	     Total cash                              	    6,519,169	  10,243,577

	Net unrealized loss on open contracts (MS&Co.) 	      (125,071)	    (190,317)

	     Total Trading Equity	6,394,098	10,053,260

Interest receivable (Morgan Stanley DW)	        21,950	          26,764
Due from Morgan Stanley DW	         20,315	          26,449

	     Total Assets	    6,436,363	  10,106,473


LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	423,715	124,761
Accrued management fees	10,718	16,833
Accrued administrative expenses	         5,248	         6,957

	     Total Liabilities	      439,681	     148,551

Partners? Capital

Limited Partners (6,373.248 and
  8,693.851 Units, respectively)	5,901,977	 9,842,147
General Partner (102.267 Units)	        94,705	     115,775

	     Total Partners? Capital	    5,996,682	  9,957,922

	     Total Liabilities and Partners? Capital                                              	    6,436,363	10,106,473


NET ASSET VALUE PER UNIT	        926.05	    1,132.08

	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




             For the Three Months	                         For the Six Months
  	                 Ended June 30,     	                        Ended June 30,


                         2006   	         2005    	       2006   	     2005
                       $	               $	           $	 	   $

INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	     70,616		      62,816 		    151,119		           123,546

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	119,187	151,874	232,335		315,824
	Management fees	        35,588	    55,616	 80,907		   114,600
	Administrative expenses	        5,248	         7,147	     11,136		        14,691

		   Total Expenses 	    160,023	     214,637	    324,378		       445,115

NET INVESTMENT LOSS 	     (89,407)	    (151,821)	   (173,259)		     (321,569)

TRADING RESULTS
Trading profit (loss):
	Realized	(750,058) 	(296,528)	(1,544,628)		(1,073,771)
	Net change in unrealized	    366,856	   1,379,362 	      65,246		         (153,736)

		   Total Trading Results	   (383,202)	    1,082,834	   (1,479,382)  	          (1,227,507)

NET INCOME (LOSS)	    (472,609)	       931,013	    (1,652,641)		  (1,549,076)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(465,857)	  918,557            (1,631,571)		(1,530,020)
	General Partner 	(6,752)	12,456                	 (21,070)	(19,056)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	        (66.03)	   94.89                 (206.03)	(145.18)
	General Partner                                                	(66.03)	              94.89                 (206.03)		(145.18)




	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	  Units of
	    Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2004	10,405.662	13,629,656	174,134	13,803,790

Net Loss                                                               ?   	 	(1,530,020)	(19,056)
	(1,549,076)

Redemptions	      (682.027)	    (767,336)	      ?     	    (767,336)

Partners? Capital,
	June 30, 2005	   9,723.635	11,332,300	155,078	11,487,378




Partners? Capital,
	December 31, 2005	    8,796.118	  9,842,147	115,775	  9,957,922
Net Loss                                                               ?   	 	(1,631,571)	(21,070)
	(1,652,641)

Redemptions	   (2,320.603)	  (2,308,599)	      ?     	    (2,308,599)

Partners? Capital,
	June 30, 2006	   6,475.515	  5,901,977	  94,705	   5,996,682











The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER WORLD CURRENCY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2006     	      2005
	     $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(1,652,641)	         (1,549,076)
Noncash item included in net loss:
	Net change in unrealized	(65,246)	153,736

(Increase) decrease in operating assets:
	Restricted cash	273,936	-
	Interest receivable (Morgan Stanley DW)	4,814	(3,695)
	Due from Morgan Stanley DW	6,134	(19,474)

Decrease in operating liabilities:
	Accrued management fees	(6,115)	(3,768)
	Accrued administrative expenses	      (1,709)	         (1,061)

Net cash used for operating activities	  (1,440,827)	                (1,423,338)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,009,645)	   (707,339)

Net cash used for financing activities	   (2,009,645)	    (707,339)

Net decrease in unrestricted cash	  (3,450,472)	(2,130,677)

Unrestricted cash at beginning of period	     9,844,300	  12,945,037

Unrestricted cash at end of period	     6,393,828	  10,814,360






The accompanying notes are an integral part of these financial statements.

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter World Currency Fund L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity broker is Morgan Stanley & Co. Incorporated (?MS &
Co.?). Demeter, Morgan Stanley DW, and MS & Co. are wholly-owned subsidiaries of Morgan Stanley.

Effective July 31, 2006, Demeter terminated trading within the Partnership. In connection with the termination of trading, effective July 31, 2006, Demeter terminated the management agreements with Millburn Ridgefield Corporation and John W. Henry & Company, Inc. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?), pursuant to which the Trading Advisors trade the Partnership?s assets in futures, options, and forward currency markets. The following management agreements were terminated: (i) the Management Agreement dated as of April 2, 1993, and amended as of November 30, 2000, among the Partnership, Demeter, and Millburn Ridgefield Corporation and (ii) the Management Agreement dated as of June 1, 1995, and amended as of November 30, 2000, among the Partnership, Demeter, and John W. Henry & Company Inc.

In accordance with the Partnership?s Limited Partnership Agreement, Demeter plans to liquidate the Partnership in an orderly manner, and as a result, has changed it basis of accounting from the going concern basis to the liquidation basis

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

whereby assets and liabilities are stated at their estimated settlement amounts and all costs of liquidation have been recognized. The adoption of the liquidation basis of accounting did not have a material effect on the carrying values of assets and liabilities as of June 30, 2006.

2.  Related Party Transactions
Before termination of trading within the Partnership on July 31, 2006, the Partnership?s cash was on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW paid the Partnership interest income equal to 80% of the average daily Net Assets for the month at a rate equal to average yield on 13-week U.S. Treasury bills. The Partnership paid brokerage commissions to Morgan Stanley DW.

Effective July 31, 2006, 100% of the Partnership?s cash is on deposit with Morgan Stanley DW, which pays the Partnership monthly interest income on the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership no longer pays any brokerage commissions or management fees.

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
Prior to the termination of trading, the Partnership traded futures contracts, options on futures contracts, and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized losses on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       Net Unrealized Losses
                        on Open Contracts               Longest Maturities
	               Exchange-    Off-Exchange-	            Exchange-  Off-Exchange-
Date            Traded        Traded         Total	     Traded     Traded
                   $             $             $
Jun. 30, 2006   	 -           (125,071)	(125,071)     -	   	Sep. 2006
Dec. 31, 2005	 -	        (190,317)       (190,317)     -	       Mar. 2006

Prior to the termination of trading, the Partnership had credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership traded is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

Prior to the termination of trading, the Partnership also had credit risk because Morgan Stanley DW and MS & Co. acted as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, were required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for

       DEAN WITTER WORLD CURRENCY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there were no daily exchange-required settlements of variation in value, nor was there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership was required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which was accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership was at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership had a netting agreement with MS & Co. This agreement, which sought to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, was intended materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.



       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. Prior to the termination of trading, the Partnership deposited its assets with Morgan Stanley DW as non-clearing broker and MS & Co. as clearing broker in separate futures, forwards, and options trading accounts established for each Trading Advisor. Such assets were used as margin to engage in trading and were used as margin solely for the Partnership?s trading. The assets were held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?.
Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.
       For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

Effective July 31, 2006, the Partnership?s assets are on deposit with Morgan Stanley DW and are not used for trading.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. In connection with the July 31, 2006, termination of trading on behalf of the Partnership, Demeter will commence dissolution of the Partnership, including final redemption of units of limited partnership interest (?Unit(s)?) and distribution of capital to the partners, in accordance with the Partnership?s Limited Partnership Agreement. Following this final distribution of capital, the Partnership will not have any capital resource arrangements.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.
       Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations
       as ?Net change in unrealized trading profit (loss)? for open
(unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.



For the Three and Six Months Ended June 30, 2006

The Partnership recorded total trading results including interest income totaling $(312,586) and expenses totaling $160,023, resulting in a net loss of $472,609 for the three months ended
June 30, 2006. The Partnership?s net asset value per Unit decreased from $992.08 at March 31, 2006 to $926.05 at June 30,
2006.

Trading losses of approximately 3.8%, 1.5%, 1.1%, 0.4%, 0.4%, and 0.4%, respectively, were experienced from short positions in the
       Japanese yen, Swiss franc, Australian dollar, Swedish krone, Hungarian forint, and Czech koruna, respectively as the U.S. dollar weakened on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on political tensions in the Middle East. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Additional losses of 1.8% and 0.4%, respectively, were incurred during June from long positions in the British pound and Canadian dollar relative to the U.S dollar as the U.S. dollar reversed higher after hawkish comments from several U.S. Federal Reserve officials, including U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. The value of the U.S. dollar continued to move higher leading up to the seventeenth consecutive interest rate hike by the U.S. Federal Reserve on June 29th. The U.S. dollar also strengthened after positive steps were taken regarding the nuclear standoff between Iran and the U.S., easing worries of a possible oil supply disruption. Conversely, the value of the
       British pound declined against its major rivals on
economic data showing the unemployment rate in the United Kingdom at its highest level since September 2002. Additional losses were incurred during June from newly established long positions in the Hungarian forint and Czech koruna as the value of the U.S. dollar strengthened against these currencies for the aforementioned reasons. Smaller losses of 0.7% and 0.6%, respectively, were incurred from short positions in the U.S. dollar relative to the Brazilian real and Turkish lira as the value of these currencies fell sharply in May amid weakness in the emerging markets. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 3.2% and 0.2%, respectively, recorded from long positions in the euro and Singapore dollar against the U.S. dollar as the U.S. dollar weakened. Additionally, the euro strengthened after Dutch Finance Minister Gerritt Zalm said that the European Central Bank will not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near-future by the European Central Bank. Additional gains of 0.5% were experienced in short positions in the South African rand versus the U.S. dollar as the rand fell in tandem with falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high and expectations that the country?s Gross Domestic Product growth will be weaker-than-expected. Smaller gains of 0.2% were experienced during May from
       short positions in the Indian rupee versus the U.S. dollar as the value of the emerging market currency declined sharply.


The Partnership recorded total trading results including interest income totaling $(1,328,263) and expenses totaling $324,378 resulting in a net loss of $1,652,641 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $1,132.08 at December 31, 2005 to $926.05 at June 30, 2006.

Significant trading losses of approximately 7.6%, 2.4%, 1.7%, and 1.3%, respectively, resulted from short positions in the Japanese yen, Swiss franc, Australian dollar and Norwegian krone versus the U.S. dollar. During April and May, the U.S. dollar moved lower on news that foreign central banks are beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank may raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on political tensions in the Middle East. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve
       Bank of Australia in May. Additional losses of
approximately 2.5% were incurred from long positions in the British pound relative to the U.S dollar as the U.S. dollar reversed higher in June after hawkish comments from several U.S. Federal Reserve officials, including U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. The value of the U.S. dollar continued to move higher leading up to the seventeenth consecutive interest rate hike by the U.S. Federal Reserve on June 29th. The U.S. dollar also strengthened after positive steps were taken regarding the nuclear standoff between Iran and the U.S., easing worries of a possible oil supply disruption. The value of the British pound declined further against the U.S. dollar on economic data showing the unemployment rate in the United Kingdom at its highest level since September 2002. Further losses of approximately 1.0% and 1.0%, respectively, were incurred during March, from long positions in the Canadian dollar and the Mexican peso against the U.S. dollar as the value of the Canadian dollar decreased on sentiment that the Bank of Canada has reached the end of its rate increases, while the Mexican peso
weakened on political uncertainty in the country.   Smaller
losses of approximately 1.3%, 0.8%, 0.6%, 0.6%, respectively, were experienced during a majority of the first six months of the year from positions in the Czech koruna, Swedish krona, Hungarian forint, and Polish zloty versus the U.S. dollar as the value of these currencies experienced trendless movement. Additional
       losses of 0.6% and 0.5%, respectively, were incurred from short positions in the U.S. dollar relative to the Brazilian real and Turkish lira as the value of these currencies fell sharply in May amid weakness in the emerging markets. A portion of the Partnership?s losses in the first six months of the year was offset by gains of 0.7% recorded from short positions in the South African rand versus the U.S. dollar as the value of the rand weakened against the U.S. dollar during June as the ?commodity-currency? fell in tandem with falling gold prices. Additional gains of 1.1% and 0.2%, respectively, were experienced from long positions in the euro and Singapore dollar against the U.S. dollar as the value of the U.S. dollar weakened against these currencies. Also, the euro strengthened relative to the U.S. dollar after Dutch Finance Minister Gerritt Zalm said that the European Central Bank will not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near-future by the European Central Bank. Smaller gains of 0.2% were experienced during May from short positions in the Indian rupee versus the U.S. dollar as the value of the emerging market currency declined sharply.

For the Three and Six Months Ended June 30, 2005

The Partnership recorded total trading results including interest income totaling $1,145,650 and expenses totaling $214,637, resulting in net income of $931,013 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $1,086.50 at March 31, 2005 to $1,181.39 at June 30, 2005.

The most significant trading gains of approximately 6.2% and 0.9%, respectively, resulted during May and June from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data and the rejection of a proposed European Union constitution by French voters. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets, which also benefited the U.S. dollar. The U.S. dollar also increased following the ninth consecutive quarter-point increase in U.S. interest rates. Additional Partnership gains of approximately 1.9% and 1.5%, respectively, were recorded primarily during May and June from long positions in the Brazilian real and Mexican peso versus the U.S. dollar as the value of these currencies moved higher after Brazil?s Minister of Finance reported increased foreign investment in Brazil and Mexico?s Central Bank representatives elected not to change Mexico?s monetary policy. During June, the peso?s value moved higher amid comments from Mexico?s Finance Minister, Francisco Gil Diaz, that the Mexican
       economy was on track to meet the government's growth
estimates for the year. Further Partnership gains of approximately 2.0% were experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data.
A portion of Partnership?s overall gains was offset by losses of approximately 2.5% recorded from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately 0.9% stemmed from long positions in the Australian dollar versus the U.S. dollar as the Australian dollar declined amid falling gold prices, primarily during May.

The Partnership recorded total trading results including interest income totaling $(1,103,961) and expenses totaling $445,115, resulting in a net loss of $1,549,076 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $1,326.57 at December 31, 2004 to $1,181.39 at June 30, 2005.


The most significant trading losses of approximately 4.7%, 1.1%, and 1.1%, respectively, resulted from positions in the South African rand, Australian dollar, and New Zealand dollar (collectively the ?Commodity Currencies?), versus the U.S. dollar. During the first quarter, losses resulted as the Commodity Currency values traded counter to the U.S. dollar due to a variety of macro-economic stimuli that caused the U.S. dollar?s value to advance. During the second quarter, the Commodity Currencies were impacted by speculation for higher interest rates and falling gold prices. Additional Partnership losses of approximately 2.4% were incurred from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately .09% and .02%, respectively, were experienced from positions in the euro and Swiss franc versus the U.S. dollar primarily during the first quarter after the U.S. dollar?s value moved higher during January amid improvements in the U.S. Current-Account, speculation for higher U.S. interest rates, and news that the Chinese government postponed its revaluation of the Chinese yuan. During February, losses were incurred from short European currency positions as the U.S. dollar?s value weakened against these currencies due to concerns for the U.S. Current-Account deficit as expressed by Federal Reserve Chairman Alan Greenspan. During early March, short positions continued to experience losses as their values rose amid a sharp rise in German industrial production data. A
       portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 0.8% experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool that prior to the termination of trading on July 31, 2006, was engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership were acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets were at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments was inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involved varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-
       traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, prior to the termination of trading the Partnership was required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which was accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The face value of the market sector instruments held by the Partnership was typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage caused the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

As of the termination of trading within the Partnership on July
31, 2006, the Partnership is no longer exposed to market risk.


Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within
       the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

Prior to termination of trading, the Partnership accounted for open positions on the basis of mark to market accounting principles.
Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the
       Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $6 million and $11 million, respectively.

Primary Market         June 30, 2006	      June 30, 2005
Risk Category	  	   Value at Risk	      Value at Risk

Currency                    (1.61)%                (4.05)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High        Low      Average
Currency  	(3.08)%	(1.46)%	(2.30)%



       Limitations on Value at Risk as an Assessment of Market
Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging
activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at June 30, 2006.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 111% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Prior to the termination of trading, the Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, were subject to numerous uncertainties, contingencies and risks, any one of which could have caused the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could have resulted in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2006. As of the termination of trading within the Partnership on July 31, 2006, the Partnership no longer has any trading risk exposure.

Currency. The Partnership?s currency market exposure at June 30, 2006 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2006, the Partnership?s major exposures were to the Swiss franc, British pound, euro, Mexican peso, Australian dollar, Turkish lira, Japanese yen, New Zealand dollar, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:
	Foreign Currency Balances. At June 30, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

Qualitative Disclosures Regarding Means of Managing Risk Exposure Prior to the termination of trading, the Partnership and the Trading Advisors, separately, attempted to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter managed market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors established diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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




       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2006.

Item 5.  OTHER INFORMATION
Effective July 31, 2006, Demeter terminated all trading on behalf of the Partnership. In connection with the termination of trading on behalf of the Partnership, effective July 31, 2006, Demeter terminated the following management agreements with the Trading Advisors of the Partnership, pursuant to which the Trading Advisors trade the Partnership?s assets in futures, options, and forward currency markets: (i) the Management Agreement dated as of April 2, 1993, and amended as of November 30, 2000, among the Partnership, Demeter, and Millburn Ridgefield Corporation and (ii) the Management Agreement dated as of June 1, 1995, and amended as of November 30, 2000, among the Partnership, Demeter, and John W. Henry & Company, Inc. (collectively, the ?Management
Agreements?). There are no penalties that have been incurred by any of the parties as a result of the termination of the Management Agreements.

In connection with the termination of trading on behalf of the Partnership, Demeter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement dated as of December 8, 1992.

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                       Dean Witter World Currency Fund L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

August 14, 2006        By:/s/Kevin Perry
                             Kevin Perry
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









1248: